Form 10-Q
period 2023-06-30
Core Laboratories Inc. /DE/
filed 2023-07-27
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File Number: 001-41695

CORE LABORATORIES INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1164194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6316 Windfern Road
Houston, TX	77040
(Address of principal executive offices)	(Zip Code)

(713) 328-2673

(Registrant's telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.01)	CLB	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at July 21, 2023 was 46,680,409.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,204	$15,428
Accounts receivable, net of allowance for credit losses of $2,325 and $2,214 at 2023 and 2022, respectively	106,816	106,913
Inventories	71,658	60,445
Prepaid expenses	11,479	15,665
Income taxes receivable	14,557	8,190
Other current assets	5,410	5,061
TOTAL CURRENT ASSETS	236,124	211,702
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $316,429 and $314,737 at 2023 and 2022, respectively	101,662	105,028
RIGHT OF USE ASSETS	55,456	52,379
INTANGIBLES, net of accumulated amortization and impairment of $17,779 and $17,475 at 2023 and 2022, respectively	7,412	7,483
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	68,768	68,570
OTHER ASSETS	32,981	33,747
TOTAL ASSETS	$601,848	$578,354
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,145	$45,847
Accrued payroll and related costs	21,210	23,431
Taxes other than payroll and income	4,238	4,822
Unearned revenues	5,539	5,942
Operating lease liabilities	10,731	11,699
Income taxes payable	6,785	3,034
Other current liabilities	8,546	8,360
TOTAL CURRENT LIABILITIES	96,194	103,135
LONG-TERM DEBT, net	182,583	172,386
LONG-TERM OPERATING LEASE LIABILITIES	42,376	38,305
DEFERRED COMPENSATION	29,876	31,814
DEFERRED TAX LIABILITIES, net	12,126	22,877
OTHER LONG-TERM LIABILITIES	19,089	20,883
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value at June 30, 2023 and EUR 0.02 par value at December 31, 2022; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,701,102 issued and 46,680,409 outstanding at June 30, 2023; EUR 0.02 par value, 46,699,102 issued and 46,631,934 outstanding at December 31, 2022	467	1,194
Additional paid-in capital	108,030	102,254
Retained earnings	110,234	85,949
Accumulated other comprehensive income (loss)	(3,539)	(3,777)
Treasury stock (at cost), 20,693 and 67,168 shares at 2023 and 2022, respectively	(436)	(1,362)
Total Core Laboratories Inc. shareholders' equity	214,756	184,258
Non-controlling interest	4,848	4,696
TOTAL EQUITY	219,604	188,954
TOTAL LIABILITIES AND EQUITY	$601,848	$578,354

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2023	2022
	(Unaudited)
REVENUE:
Services	$93,265	$85,422
Product sales	34,616	35,476
Total revenue	127,881	120,898
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	71,121	68,166
Cost of product sales, exclusive of depreciation expense shown below	29,174	29,791
General and administrative expense, exclusive of depreciation expense shown below	5,811	6,847
Depreciation	3,807	4,189
Amortization	130	171
Other (income) expense, net	(1,068)	82
OPERATING INCOME	18,906	11,652
Interest expense	3,236	2,707
Income before income taxes	15,670	8,945
Income tax expense (benefit)	(7,259)	1,789
Net income	22,929	7,156
Net income attributable to non-controlling interest	83	90
Net income attributable to Core Laboratories Inc.	$22,846	$7,066

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.49	$0.15
Basic earnings per share attributable to Core Laboratories Inc.	$0.49	$0.15

Diluted earnings per share	$0.48	$0.15
Diluted earnings per share attributable to Core Laboratories Inc.	$0.48	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,675	46,319
Diluted	47,497	47,143

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2023	2022
	(Unaudited)
REVENUE:
Services	$184,341	$170,145
Product sales	71,896	66,053
Total revenue	256,237	236,198
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	142,055	137,023
Cost of product sales, exclusive of depreciation expense shown below	59,768	57,886
General and administrative expense, exclusive of depreciation expense shown below	22,142	19,392
Depreciation	7,746	8,573
Amortization	235	344
Other (income) expense, net	(1,096)	1,719
OPERATING INCOME	25,387	11,261
Interest expense	6,665	5,351
Income before income taxes	18,722	5,910
Income tax expense (benefit)	(6,649)	593
Net income	25,371	5,317
Net income attributable to non-controlling interest	152	139
Net income attributable to Core Laboratories Inc.	$25,219	$5,178

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.54	$0.11
Basic earnings per share attributable to Core Laboratories Inc.	$0.54	$0.11

Diluted earnings per share	$0.53	$0.11
Diluted earnings per share attributable to Core Laboratories Inc.	$0.53	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,655	46,309
Diluted	47,476	47,133

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)
Net income	$22,929	$7,156	$25,371	$5,317
Other comprehensive income (loss):
Interest rate swaps:
Gain (loss) on fair value of interest rate swaps	—	2,058	—	6,015
Interest rate swap amount reclassified to net income (loss)	(38)	259	228	513
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	8	(313)	(48)	(1,144)
Total interest rate swaps	(30)	2,004	180	5,384
Pension and other postretirement benefit plans:
Amortization of actuarial gain (loss) reclassified to net income (loss)	39	—	78	—
Income tax expense (benefit) on pension and other postretirement benefit plans reclassified to net income (loss)	(10)	—	(20)	—
Total pension and other postretirement benefit plans	29	—	58	—
Total other comprehensive income (loss)	(1)	2,004	238	5,384
Comprehensive income	22,928	9,160	25,609	10,701
Comprehensive income attributable to non-controlling interest	83	90	152	139
Comprehensive income attributable to Core Laboratories Inc.	$22,845	$9,070	$25,457	$10,562

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)
Common Stock
Balance at Beginning of Period	$1,194	$1,188	$1,194	$1,188
New share issuance	—	—	—	—
Change in par value	(727)	—	(727)	—
Balance at End of Period	$467	$1,188	$467	$1,188
Additional Paid-In Capital
Balance at Beginning of Period	$111,235	$107,088	$102,254	$101,120
New share issuance	—	—	—	—
Change in par value and equity related transaction costs	(3,435)	—	(3,435)	—
Stock-based compensation	230	(2,309)	9,211	3,659
Balance at End of Period	$108,030	$104,779	$108,030	$104,779
Retained Earnings
Balance at Beginning of Period	$87,855	$65,998	$85,949	$68,349
Dividends paid	(467)	(463)	(934)	(926)
Net income attributable to Core Laboratories Inc.	22,846	7,066	25,219	5,178
Balance at End of Period	$110,234	$72,601	$110,234	$72,601
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(3,538)	$(6,753)	$(3,777)	$(10,133)
Interest rate swaps, net of income taxes	(30)	2,004	180	5,384
Pension and other postretirement benefit plans, net of income taxes	29	—	58	—
Balance at End of Period	$(3,539)	$(4,749)	$(3,539)	$(4,749)
Treasury Stock
Balance at Beginning of Period	$(1,360)	$(5,736)	$(1,362)	$(4,075)
Stock-based compensation	1,123	1,300	1,126	1,559
Repurchase of common stock	(199)	(246)	(200)	(2,166)
Balance at End of Period	$(436)	$(4,682)	$(436)	$(4,682)
Non-Controlling Interest
Balance at Beginning of Period	$4,765	$4,601	$4,696	$4,552
Non-controlling interest dividends	—	(61)	—	(61)
Net income attributable to non-controlling interest	83	90	152	139
Balance at End of Period	$4,848	$4,630	$4,848	$4,630
Total Equity
Balance at Beginning of Period	$200,151	$166,386	$188,954	$161,001
New share issuance	—	—	—	—
Change in par value and equity related transaction costs	(4,162)	—	(4,162)	—
Stock-based compensation	1,353	(1,009)	10,337	5,218
Dividends paid	(467)	(463)	(934)	(926)
Non-controlling interest dividends	—	(61)	—	(61)
Net income	22,929	7,156	25,371	5,317
Interest rate swaps, net of income taxes	(30)	2,004	180	5,384
Pension and other postretirement benefit plans, net of income taxes	29	—	58	—
Repurchase of common stock	(199)	(246)	(200)	(2,166)
Balance at End of Period	$219,604	$173,767	$219,604	$173,767

Cash Dividends per Share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,701,102	46,454,264	46,699,102	46,454,264
New share issuance	—	—	2,000	—
Balance at End of Period	46,701,102	46,454,264	46,701,102	46,454,264

Treasury Stock - Number of shares
Balance at Beginning of Period	(67,075)	(170,587)	(67,168)	(104,867)
Stock-based compensation	55,395	50,105	55,545	59,405
Repurchase of common stock	(9,013)	(8,975)	(9,070)	(83,995)
Balance at End of Period	(20,693)	(129,457)	(20,693)	(129,457)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,634,027	46,283,677	46,631,934	46,349,397
New share issuance	—	—	2,000	—
Stock-based compensation	55,395	50,105	55,545	59,405
Repurchase of common stock	(9,013)	(8,975)	(9,070)	(83,995)
Balance at End of Period	46,680,409	46,324,807	46,680,409	46,324,807

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,371	$5,317
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	10,337	5,218
Depreciation and amortization	7,981	8,917
Changes in value of life insurance policies	(3,989)	5,310
Deferred income taxes	(10,949)	530
Other non-cash items	936	(485)
Changes in assets and liabilities:
Accounts receivable	(103)	(2,202)
Inventories	(11,618)	(6,827)
Prepaid expenses and other current assets	(2,532)	(2,903)
Other assets	1,579	(1,019)
Accounts payable	(8,685)	5,062
Accrued expenses	1,131	(681)
Unearned revenues	(403)	(1,238)
Other liabilities	(3,484)	(9,104)
Net cash provided by (used in) operating activities	5,572	5,895
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,382)	(5,493)
Patents and other intangibles	(164)	(42)
Proceeds from sale of assets	353	281
Proceeds from insurance recovery	—	583
Net proceeds on life insurance policies	3,375	2,074
Proceeds from sale of business, net of cash sold	—	240
Net cash provided by (used in) investing activities	(818)	(2,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(101,000)	(31,000)
Proceeds from long-term debt	111,000	29,000
Dividends paid	(934)	(926)
Repurchase of common stock	(200)	(2,166)
Equity related transaction costs	(2,553)	—
Other financing activities	(291)	(1)
Net cash provided by (used in) financing activities	6,022	(5,093)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,776	(1,555)
CASH AND CASH EQUIVALENTS, beginning of period	15,428	17,703
CASH AND CASH EQUIVALENTS, end of period	$26,204	$16,148

Supplemental disclosures of cash flow information:
Cash payments for interest	$5,187	$4,359
Cash payments for income taxes	$4,694	$6,966
Non-cash investing and financing activities:
Equity related transaction costs incurred but not paid for as of the end of the period	$1,609	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

References to “Core Lab”, “Core Laboratories”, the “Company”, “we”, “our” and similar phrases are used throughout this Quarterly Report on Form 10-Q (“Quarterly Report”) and relate collectively to Core Laboratories Inc. and its consolidated subsidiaries.

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which included (i) the merger (the “Merger”) of Core Laboratories N.V. with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and (ii) following the completion of the Merger, the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. As a result of the Redomestication Transaction, all common shares in Core Laboratories N.V. were canceled and exchanged for common stock in Core Laboratories Luxembourg S.A. on a one-for-one basis. Former holders of Core Laboratories N.V. common shares now hold one share of common stock of Core Laboratories Inc. for each Core Laboratories N.V. common share owned immediately prior to the consummation of the Redomestication Transaction, and the business, assets, liabilities, directors and officers of Core Laboratories Inc. are now the same as the business, assets, liabilities, directors and officers of Core Laboratories N.V. immediately prior to the Redomestication Transaction. See Note 2 - Significant Accounting Policies Update – Basis of Presentation and Principles of Consolidation, Note 7 - Long-Term Debt, net, Note 8 - Pension And Other Postretirement Benefit Plans, Note 10 - Equity and Note 14 - Income Tax Expense (Benefit) for additional information regarding the Redomestication Transaction.

We operate our business in two segments: (1) Reservoir Description and (2) Production Enhancement. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. For a description of the types of services and products offered by these operating segments, see Note 16 - Segment Reporting.

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Basis of Presentation and Principles of Consolidation

The Redomestication Transaction has been accounted for as a transaction between entities under common control. Accordingly, Core Laboratories Inc. (formerly Core Laboratories Luxembourg S.A.) recorded the assets and liabilities transferred at their carrying amounts at the date of transfer. All common shares in Core Laboratories N.V., at par value EUR 0.02, were canceled and exchanged for common stock in Core Laboratories Inc. (formerly Core Laboratories Luxembourg S.A.), at par value $0.01, on a one-for-one basis. Core Laboratories Inc.'s common stock par value was decreased by $0.7 million for the difference between the total par value of common stock of Core Laboratories Inc. and the total par value of common shares of Core Laboratories N.V. at the date of transfer, with an offset to additional paid in capital. There is no difference between the combined separate entities prior to the Redomestication Transaction and the combined separate entities after the Redomestication Transaction, therefore, these financial statements, reported as though the exchange of equity interests had occurred at the beginning of the reporting period, and comparative information do not differ from amounts previously reported under Core Laboratories N.V.’s consolidated financial statements. These financial statements should be read in conjunction with Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022, including Note 2 - Summary of Significant Accounting Policies. There have been no changes to the accounting policies of the combined entities during the six months ended June 30, 2023.

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements

Return to Index

have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2022, was derived from the 2022 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements.

Core Laboratories Inc. uses the equity method of accounting for investments in which it has less than a majority interest and does not exercise control but does exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. All inter-company transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2023, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2023.

Property, Plant and Equipment

We review our long-lived assets (“LLA”) for impairment when events or changes in circumstances indicate that their net book value may not be recovered over their remaining service lives. Indicators of possible impairment may include significant declines in activity levels in regions where specific assets or groups of assets are located, extended periods of idle use, declining revenue or cash flow or overall changes in general market conditions.

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through June 30, 2023, has resulted in disruptions to our operations in Russia and Ukraine. However, as of June 30, 2023, all laboratory facilities, offices, and locations in Russia continued to operate and remained profitable. The Company’s operation, assets and facilities in Ukraine are immaterial. Therefore, we determined there was no triggering event for LLA in Russia and Ukraine, and no impairment assessments have been performed as of June 30, 2023.

3. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and six months ended June 30, 2023 and 2022.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Contract assets:
Current	$502	$1,148
	$502	$1,148
Contract liabilities:
Current	$702	$907
Non-current	24	24
	$726	$931

June 30, 2023
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$702
Within 12 to 24 months	—
Greater than 24 months	24

Return to Index

The current portion of contract assets are included in our accounts receivable. The current portion of contract liabilities is included in unearned revenues and the non-current portion of contract liabilities is included in other long-term liabilities.

We did not recognize any impairment losses on our contract assets during the three and six months ended June 30, 2023 and 2022.

5. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$32,742	$26,534
Parts and materials	35,477	31,323
Work in progress	3,439	2,588
Total inventories	$71,658	$60,445

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of office and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease expense	$4,181	$4,098	$8,670	$8,267
Short-term lease expense	462	397	891	821
Variable lease expense	437	351	1,041	764
Total lease expense	$5,080	$4,846	$10,602	$9,852
Other information:
Operating cash flows - operating leases payments	$4,218	$4,347	$8,750	$8,953
Right of use assets obtained (released) in exchange for operating lease obligations	$441	$953	$10,405	$3,996
Weighted-average remaining lease term - operating leases	8.32 years	7.22 years	8.32 years	7.22 years
Weighted-average discount rate - operating leases	5.24%	4.55%	5.24%	4.55%

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

June 30, 2023
Remainder of 2023	$6,969
2024	11,292
2025	9,107
2026	6,967
2027	5,708
Thereafter	26,531
Total undiscounted lease payments	66,574
Less: Imputed interest	(13,467)
Total operating lease liabilities	$53,107

See Note 13 - Other (income) and expense, net regarding lease abandonments during the six months ended June 30, 2023.

Return to Index

7. LONG-TERM DEBT, NET

We have no significant finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
2011 Senior Notes (1)	4.11%	September 30, 2023	$75,000	$75,000
2021 Senior Notes Series A (2)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (2)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (3)	7.25%	June 28, 2028	25,000	—
2023 Senior Notes Series B (3)	7.50%	June 28, 2030	25,000	—
Credit Facility			—	40,000
Total long-term debt			185,000	175,000
Less: Debt issuance costs			(2,417)	(2,614)
Long-term debt, net			$182,583	$172,386

(1) Interest is payable semi-annually on March 30 and September 30.

(2) Interest is payable semi-annually on June 30 and December 30.

(3) Interest is payable semi-annually on March 28 and September 28.

In connection with the Redomestication Transaction, on May 1, 2023, Core Laboratories N.V. assigned to Core Laboratories Inc., and Core Laboratories Inc. assumed, all of Core Laboratories N.V.’s rights and obligations under existing agreements.

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have five series of senior notes outstanding with an aggregate principal amount of $185 million that were issued through private placement transactions. The 2011 Senior Notes were issued in 2011. Series A and Series B of the 2021 Senior Notes were issued in 2021 (the “2021 Senior Notes”). Series A and Series B of the 2023 Senior Notes were entered on May 4, 2023, and subsequently issued and funded on June 28, 2023 (the “2023 Senior Notes”). The 2011 Senior Notes, 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”. We intend to repay the 2011 Senior Notes at maturity in September 2023 using borrowings under our existing long-term credit facility; therefore, we continue to classify them as long-term debt.

We, along with our wholly owned subsidiary CLIH, have a credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135 million with a $50 million “accordion” feature. Proceeds from the 2023 Senior Notes were used to repay the outstanding balance under the Credit Facility at June 30, 2023.

The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company’s U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company’s U.S. and foreign subsidiary companies. Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45 million, remain outstanding on July 12, 2025, unless the Company’s liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $9 million at June 30, 2023, resulting in an available borrowing capacity under the Credit Facility of approximately $126 million. In addition to indebtedness under the Credit Facility, we had approximately $7 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2023.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a

Return to Index

cross-default provision, whereby a default under one agreement may trigger a default in the other agreements. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.85, and our interest coverage ratio is 6.66, each for the period ended June 30, 2023. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 11 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and the 2023 Senior Notes.

The estimated fair value of total debt at June 30, 2023, and December 31, 2022, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

8. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Prior to January 2020, one of our subsidiaries provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees (“Dutch Plan”) who were hired prior to 2000. This pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. The Dutch Plan was curtailed prior to January 2020, and these employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest cost	$372	$145	$739	$299
Expected return on plan assets	(330)	(136)	(656)	(281)
Net periodic pension cost	$42	$9	$83	$18

During the three and six months ended June 30, 2023, we made additional contributions to the Dutch Plan of approximately $1.8 million for the indexation.

In connection with the Redomestication Transaction, Core Laboratories N.V. assigned to Core Laboratories Inc., and Core Laboratories Inc. assumed, all of Core Laboratories N.V.’s rights and obligations under compensation or benefit plans, policies and arrangements previously maintained by Core Laboratories N.V., including the Supplemental Executive Retirement Plan, Deferred Compensation Plan, Employment Agreements and Profit Sharing and Retirement Plan.

9. COMMITMENTS AND CONTINGENCIES

We have been and may, from time to time, be named as a defendant in legal actions that arise in the ordinary course of business. These include, but are not limited to, employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with the provision of our services and products. A liability is accrued when a loss is both probable and can be reasonably estimated.

See Note 7 - Long-term Debt, net for amounts committed under letters of credits and performance guarantees and bonds.

10. EQUITY

Return to Index

Common Stock

In connection with the Redomestication Transaction, all common shares in Core Laboratories N.V. at par value EUR 0.02, were canceled and exchanged for common stock in Core Laboratories Inc. (formerly Core Laboratories Luxembourg S.A.) at par value $0.01, on a one-for-one basis. Core Laboratories Inc.’s common stock par value was decreased by $0.7 million for the difference between the total par value of common stock of Core Laboratories Inc. and the total par value of common shares of Core Laboratories N.V. at the date of transfer, with an offset to additional paid in capital. Equity related transaction costs associated with the Redomestication Transaction of $4.2 million have been charged to additional paid in capital.

In addition, Core Laboratories N.V. assigned to Core Laboratories Inc., and Core Laboratories Inc. assumed, all of Core Laboratories N.V.’s rights and obligations under the 2014 Non-Employee Director Stock Incentive Plan and the 2020 Long Term Incentive Plan. Each outstanding Core Laboratories N.V. incentive award thereunder became a Core Laboratories Inc. incentive award that is subject to substantially the same terms and conditions as the former Core Laboratories N.V. incentive award, except, in the case of equity-based Core Laboratories N.V. incentive awards, the security issuable upon exercise or settlement of the incentive award, as applicable, will be a share of Core Laboratories Inc. common stock rather than a Core Laboratories N.V. common share.

On June 9, 2022, we entered into an Equity Distribution Agreement with certain banks for the issuance and sale of up to $60.0 million of our common stock allowing sales of our common stock to be made by any method deemed to be an “at-the-market offering” (“ATM Program”) as defined in Rule 415 under the Securities Act of 1933. Subsequently, on July 17, 2023, the Company terminated the Equity Distribution Agreement. As a result of the termination of the Equity Distribution Agreement, the Company suspended and terminated the 2022 ATM Program and therefore will not offer or sell any shares under the 2022 ATM Program. The Company did not sell any shares under the Equity Distribution Agreement.

During the six months ended June 30, 2023, we distributed 2,000 shares of common stock upon vesting of stock-based awards.

Treasury Stock

During the three and six months ended June 30, 2023, we distributed 55,395 and 55,545 shares of treasury stock, respectively, upon vesting of stock-based awards. During the three and six months ended June 30, 2023, we repurchased 9,013 and 9,070 shares of our common stock, respectively, for $199 thousand and $200 thousand, respectively, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common stock under that plan. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March and May 2023, we paid quarterly cash dividends of $0.01 per share of common stock. In addition, on July 26, 2023, we declared a quarterly dividend of $0.01 per share of common stock for shareholders of record on August 7, 2023, and payable on August 28, 2023.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

Return to Index

	June 30, 2023	December 31, 2022
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,050)	$(5,108)
Interest rate swaps - net gain (loss) on fair value	1,511	1,331
Total accumulated other comprehensive income (loss)	$(3,539)	$(3,777)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we may utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

Under the Company’s Credit Facility, the SOFR plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. See Note 7 - Long-Term Debt, net for additional information. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the Credit Facility with a SOFR rate will preclude cash flow hedging with existing London Inter-Bank Offer Rate (“LIBOR”) hedging instruments.

In August 2014, we entered into a swap agreement with a notional amount of $25 million (“2014 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million (“2020 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. The hedging relationship is highly effective; therefore, gains and losses on these swaps will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. At June 30, 2023, the outstanding balance on our Credit Facility had been reduced to zero, and approximately $0.2 million of losses were reclassified to interest expense associated with the ineffective period of the hedging relationship, as it became probable that certain of the forecasted transactions would not occur within the originally specified time period. Remaining losses on these swaps included in accumulated other comprehensive income (loss) as of June 30, 2023, are $0.5 million of which $0.4 million, is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Credit Facility.

In March 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. This forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). On June 28, 2023, the Company issued the 2023 Senior Notes in the aggregate principal amount of $50 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the existing LIBOR hedging instrument. The Company recognized a gain of $0.4 million in earnings for the $10 million over hedged portion of the interest rate swap. The remaining gain on this swap included in accumulated other comprehensive income (loss) at June 30, 2023, is $2.0 million of which $1.4 million will be reclassified into earnings within the next 12 months as interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes.

As of June 30, 2023, the aggregated gains and losses on these interest swaps that is included in accumulated other comprehensive income (loss) are a net gain of $1.5 million.

Return to Index

At June 30, 2023, we had fixed rate long-term debt aggregating $185 million and no variable rate long-term debt.

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$128	$91	$211	$180	Increase (decrease) to interest expense
10 year interest rate swap	(166)	168	17	333	Increase (decrease) to interest expense
	$(38)	$259	$228	$513

12. FINANCIAL INSTRUMENTS

The Company’s only financial assets and liabilities which are measured at fair value on a recurring basis relate to certain aspects of the Company’s benefit plans. We use the market approach to determine the fair value of these assets and liabilities using significant other observable inputs (Level 2) with the assistance of third-party specialists. We do not have any assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in general and administrative expense in the consolidated statements of operations.

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$24,408	$—	$24,408	$—
	$24,408	$—	$24,408	$—
Liabilities:
Deferred compensation liabilities	$17,281	$—	$17,281	$—
	$17,281	$—	$17,281	$—

		Fair Value Measurement at
		December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$23,787	$—	$23,787	$—
	$23,787	$—	$23,787	$—
Liabilities:
Deferred compensation liabilities	$16,284	$—	$16,284	$—
	$16,284	$—	$16,284	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

Return to Index

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(Gain) loss on sale of assets	$(129)	$(111)	$(33)	$(268)
Results of non-consolidated subsidiaries	(62)	(21)	(199)	(114)
Foreign exchange (gain) loss, net	(386)	1,258	(530)	841
Rents and royalties	(110)	(126)	(255)	(297)
Return on pension assets and other pension costs	(330)	(136)	(656)	(281)
Loss on lease abandonment and other exit costs	—	—	641	—
Assets write-down	—	—	1,015	—
Severance and other charges	—	—	—	3,332
Insurance and other settlements	—	—	(604)	(669)
Other, net	(51)	(782)	(475)	(825)
Total other (income) expense, net	$(1,068)	$82	$(1,096)	$1,719

During the six months ended June 30, 2023, we abandoned certain leases in the U.S. and Canada and incurred costs of $0.6 million. We integrated and relocated certain of our facilities in Canada and wrote down related leasehold improvements and right of use assets of $1.0 million. Additionally, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

During the six months ended June 30, 2022, we received insurance settlements of $0.7 million associated with business interruptions and property losses to certain facilities caused by the North America mid-continent winter storm in February 2021.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
British Pound	$70	$28	$(181)	$(8)
Canadian Dollar	(64)	(44)	(6)	29
Colombian Peso	79	(187)	132	(89)
Euro	(101)	(357)	(17)	(455)
Russian Ruble	(90)	1,707	(341)	1,105
Turkish Lira	(443)	37	(448)	124
Other currencies, net	163	74	331	135
Foreign exchange (gain) loss, net	$(386)	$1,258	$(530)	$841

14. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax benefit of $7.3 million and $6.6 million for the three and six months ended June 30, 2023, respectively, compared to an income tax expense of $1.8 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 was (46.3%) and (35.5%), respectively. The effective tax rate for the three and six months ended June 30, 2022 was 20% and 10%, respectively. The tax rate for the three and six months ended June 30, 2023 was largely impacted by the reversal of net deferred tax liabilities attributable to Core Laboratories N.V. which will not be realized subsequent to the Redomestication Transaction on May 1, 2023. The tax rate for the six months ended June 30, 2022 was largely impacted by the release of withholding tax related to unrepatriated earnings of our Russian subsidiary, which are not expected to be distributed in the foreseeable future.

Return to Index

15. EARNINGS PER SHARE

We compute basic earnings per share by dividing net income attributable to Core Laboratories Inc. by the number of weighted average common shares outstanding during the period. Diluted earnings per share includes the incremental effect of contingently issuable shares from performance and restricted stock awards, as determined using the treasury stock method. The Redomestication Transaction had no effect on earnings per share for the periods presented.

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	46,675	46,319	46,655	46,309
Effect of dilutive securities:
Restricted shares	91	124	88	123
Performance shares	731	700	733	701
Weighted average common shares outstanding - diluted	47,497	47,143	47,476	47,133

16. SEGMENT REPORTING

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields.

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. Services relating to these fluids include determining the quality and measuring the quantity of the reservoir fluids and their derived products, such as gasoline, diesel and biofuels. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory equipment. In addition, we provide reservoir description capabilities that support various activities associated with energy transition projects, including services that support carbon capture, utilization and storage, hydrogen storage, geothermal projects, and the evaluation and appraisal of mining activities around lithium and other elements necessary for energy storage.
•
Production Enhancement: Includes services and manufactured products associated with reservoir well completions, perforations, stimulation, production and well abandonment. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

Return to Index

We use the same accounting policies to prepare our operating segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific operating segments. Summarized financial information concerning our operating segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended June 30, 2023
Revenue from unaffiliated clients	$83,384	$44,497	$—	$127,881
Inter-segment revenue	88	65	(153)	—
Segment operating income (loss)	13,316	5,498	92	18,906
Total assets (at end of period)	306,513	165,777	129,558	601,848
Capital expenditures	1,477	383	315	2,175
Depreciation and amortization	2,776	994	167	3,937
Three months ended June 30, 2022
Revenue from unaffiliated clients	$75,818	$45,080	$—	$120,898
Inter-segment revenue	196	61	(257)	—
Segment operating income (loss)	5,925	4,949	778	11,652
Total assets (at end of period)	303,222	158,469	115,849	577,540
Capital expenditures	2,051	831	315	3,197
Depreciation and amortization	2,961	1,167	232	4,360
Six months ended June 30, 2023
Revenue from unaffiliated clients	$163,572	$92,665	$—	$256,237
Inter-segment revenue	129	119	(248)	—
Segment operating income (loss)	15,787	8,779	821	25,387
Total assets (at end of period)	306,513	165,777	129,558	601,848
Capital expenditures	3,039	1,000	343	4,382
Depreciation and amortization	5,661	1,985	335	7,981
Six months ended June 30, 2022
Revenue from unaffiliated clients	$150,572	$85,626	$—	$236,198
Inter-segment revenue	321	94	(415)	—
Segment operating income (loss)	6,287	4,030	944	11,261
Total assets (at end of period)	303,222	158,469	115,849	577,540
Capital expenditures	4,131	888	474	5,493
Depreciation and amortization	5,932	2,506	479	8,917

(1) "Corporate & Other" represents those items that are not directly related to a particular operating segment and eliminations.

Return to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which included (i) the merger (the “Merger”) of Core Laboratories N.V. with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and (ii) following the completion of the Merger, the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. As a result of the Redomestication Transaction, all common shares in Core Laboratories N.V. were canceled and exchanged for common stock in Core Laboratories Luxembourg S.A. on a one-for-one basis. Former holders of Core Laboratories N.V. common shares now hold one share of common stock of Core Laboratories Inc. for each Core Laboratories N.V. common share owned immediately prior to the consummation of the Redomestication Transaction, and the business, assets, liabilities, directors and officers of Core Laboratories Inc. are now the same as the business, assets, liabilities, directors and officers of Core Laboratories N.V. immediately prior to the Redomestication Transaction. See Note 2 - Significant Accounting Policies Update – Basis of Presentation and Principles of Consolidation, Note 7 - Long-Term Debt, net, Note 8 - Pension And Other Postretirement Benefit Plans, Note 10 - Equity and Note 14 - Income Tax Expense (Benefit) of the Notes to the Interim Consolidated Financial Statements for additional information regarding the Redomestication Transaction. The following discussion should be read in conjunction with Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of June 30, 2023, and should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).

General

Core Laboratories Inc. is a Delaware corporation and successor to Core Laboratories N.V. subsequent to the Redomestication Transaction. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from new and existing fields. Core Laboratories Inc. has over 70 offices in more than 50 countries and employs approximately 3,600 people worldwide.

References to “Core Lab”, “Core Laboratories”, the “Company”, “we”, “our” and similar phrases are used throughout this Quarterly Report and relate collectively to Core Laboratories Inc. and its consolidated affiliates.

We operate our business in two segments: Reservoir Description and Production Enhancement. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields.

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. Services relating to these fluids include determining the quality and measuring the quantity of the reservoir fluids and their derived products, such as gasoline, diesel and biofuels. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory equipment. In addition, we provide reservoir description capabilities that support various activities associated with energy transition projects, including services that support carbon capture, utilization and storage, hydrogen storage, geothermal projects, and the evaluation and appraisal of mining activities around lithium and other elements necessary for energy storage.

Return to Index

•
Production Enhancement: Includes services and manufactured products associated with reservoir well completions, perforations, stimulation, production and well abandonment. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings “Outlook” and “Liquidity and Capital Resources”, and in other parts of this Quarterly Report, are forward-looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, no assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While we believe that these statements are and will be accurate, our actual results and experience may differ materially from the anticipated results or other expectations expressed in our statements due to a variety of risks and uncertainties.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Part II, “Item 1A - Risk Factors” of this Quarterly Report and “Item 1A - Risk Factors” of Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022 filed by us with the SEC.

Outlook

Currently, global oil inventories are low relative to historical levels and supply from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) is not expected to be sufficient to meet forecasted oil demand growth for the next few years. On April 2, 2023, OPEC+ announced further reductions in production of around 1.66 million barrels (“bbls”) per day. In July 2023, Saudi Arabia, a key member of OPEC+, started an additional reduction of 1.0 million bbls over the two earlier reductions as a precautionary measure aimed at supporting the stability of the oil market.

The geopolitical conflict between Russia and Ukraine that erupted in February 2022, caused disruptions to traditional maritime supply chains associated with the movement of crude oil, primarily reducing the level of crude oil sourced from Russia and being imported into various European ports. The disruptions to traditional maritime supply chains of crude oil and derived products, such as diesel fuel, and associated sanctions imposed on maritime exports of these products out of Russia caused significant volatility in both the prices and trading patterns of these products during 2022 and into 2023. As a result, average crude-oil prices were elevated during 2022, but have since decreased and moderated for the six months ended June 30, 2023.

The current global demand for crude oil and natural gas remains at a high level and according to the latest International Energy Agency’s report, global demand is expected to increase throughout 2023. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain at current levels or increase if projections for demand remain accurate. In 2022, capital spending towards the exploration of crude oil and natural gas reached their highest level in over a decade, and our clients' activities associated with the appraisal, development and production of crude oil and natural gas are also expected to remain at current levels or increase for the remainder of 2023.

Return to Index

The maritime supply chains associated with the movement of crude oil continue to realign and establish new logistical and trading patterns, as Europe finds new suppliers of crude oil to import into the region, and maritime exports from Russia find new destinations. Thus, Core Lab expects supply lines to continue to realign and stabilize, and the Company's volume of associated laboratory services to be commensurate with the trading and movement of crude-oil into Europe and across the globe, such as the Middle East and Asia. The situation continues to evolve and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford Shale, the Permian Basin and the Gulf of Mexico, along with Guyana, Suriname, Malaysia and other international locations such as offshore South America, Australia, Southern Namibia and the Middle East, including Qatar, Saudi Arabia, Kuwait and the United Arab Emirates. Analysis of crude oil derived products also occurs in every major producing region of the world.

Our major clients continue to focus on capital management, return on invested capital, free cash flow, and returning capital to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. As oil and gas commodity prices have stabilized or are expected to increase in the near to mid-term, the Company expects our clients’ activities associated with increasing oil and gas reserves and production levels will continue to increase in the coming years. Additionally, some of our major clients have begun investing in projects to reduce the levels of CO2 in the atmosphere, including carbon capture and sequestration projects. The Company’s activities on these projects have expanded and are expected to continue expanding in 2023 and beyond.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended June 30,				2023/2022
	2023		2022		$ Change	% Change
REVENUE:
Services	$93,265	73%	$85,422	71%	$7,843	9%
Product sales	34,616	27%	35,476	29%	(860)	(2)%
Total revenue	127,881	100%	120,898	100%	6,983	6%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	71,121	76%	68,166	80%	2,955	4%
Cost of product sales, exclusive of depreciation expense shown below*	29,174	84%	29,791	84%	(617)	(2)%
Total cost of services and product sales	100,295	78%	97,957	81%	2,338	2%
General and administrative expense, exclusive of depreciation expense shown below	5,811	5%	6,847	6%	(1,036)	(15)%
Depreciation and amortization	3,937	3%	4,360	4%	(423)	(10)%
Other (income) expense, net	(1,068)	(1)%	82	—%	(1,150)	NM
OPERATING INCOME	18,906	15%	11,652	10%	7,254	62%
Interest expense	3,236	3%	2,707	2%	529	20%
Income before income taxes	15,670	12%	8,945	7%	6,725	75%
Income tax expense (benefit)	(7,259)	(6)%	1,789	1%	(9,048)	NM
Net income	22,929	18%	7,156	6%	15,773	220%
Net income attributable to non-controlling interest	83	—%	90	—%	(7)	NM
Net income attributable to Core Laboratories Inc.	$22,846	18%	$7,066	6%	$15,780	223%

Other Data:
Current ratio (1)	2.45:1		2.08:1
Debt to EBITDA ratio (2)	2.18:1		3.23:1
Debt to Adjusted EBITDA ratio (3)	1.85:1		2.47:1

“NM” means not meaningful

*Percentage based on applicable revenue rather than total revenue

(1)
Current ratio is calculated as follows: current assets divided by current liabilities.
(2)
Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization and certain non-cash adjustments.
(3)
Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Return to Index

	Three Months Ended				Q2/Q1
	June 30, 2023		March 31, 2023		$ Change	% Change
REVENUE:
Services	$93,265	73%	$91,076	71%	$2,189	2%
Product sales	34,616	27%	37,280	29%	(2,664)	(7)%
Total revenue	127,881	100%	128,356	100%	(475)	(0)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	71,121	76%	70,934	78%	187	0%
Cost of product sales, exclusive of depreciation expense shown below*	29,174	84%	30,594	82%	(1,420)	(5)%
Total cost of services and product sales	100,295	78%	101,528	79%	(1,233)	(1)%
General and administrative expense, exclusive of depreciation expense shown below	5,811	5%	16,331	13%	(10,520)	(64)%
Depreciation and amortization	3,937	3%	4,044	3%	(107)	(3)%
Other (income) expense, net	(1,068)	(1)%	(28)	—%	(1,040)	3714%
OPERATING INCOME	18,906	15%	6,481	5%	12,425	192%
Interest expense	3,236	3%	3,429	3%	(193)	(6)%
Income before income taxes	15,670	12%	3,052	2%	12,618	413%
Income tax expense (benefit)	(7,259)	(6)%	610	—%	(7,869)	NM
Net income	22,929	18%	2,442	2%	20,487	839%
Net income attributable to non-controlling interest	83	—%	69	—%	14	NM
Net income attributable to Core Laboratories Inc.	$22,846	18%	$2,373	2%	$20,473	863%

Other Data:
Current ratio (1)	2.45:1		2.38:1
Debt to EBITDA ratio (2)	2.18:1		2.52:1
Debt to Adjusted EBITDA ratio (3)	1.85:1		2.18:1

“NM” means not meaningful

*Percentage based on applicable revenue rather than total revenue

(1)
Current ratio is calculated as follows: current assets divided by current liabilities.
(2)
Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation and amortization and certain non-cash adjustments.
(3)
Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Return to Index

	Six Months Ended June 30,				2023/2022
	2023		2022		$ Change	% Change
REVENUE:
Services	$184,341	72%	$170,145	72%	$14,196	8%
Product sales	71,896	28%	66,053	28%	5,843	9%
Total revenue	256,237	100%	236,198	100%	20,039	8%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	142,055	77%	137,023	81%	5,032	4%
Cost of product sales, exclusive of depreciation expense shown below*	59,768	83%	57,886	88%	1,882	3%
Total cost of services and product sales	201,823	79%	194,909	83%	6,914	4%
General and administrative expense, exclusive of depreciation expense shown below	22,142	9%	19,392	8%	2,750	14%
Depreciation and amortization	7,981	3%	8,917	4%	(936)	(10)%
Other (income) expense, net	(1,096)	—%	1,719	1%	(2,815)	NM
OPERATING INCOME (LOSS)	25,387	10%	11,261	5%	14,126	125%
Interest expense	6,665	3%	5,351	2%	1,314	25%
Income before income taxes	18,722	7%	5,910	3%	12,812	217%
Income tax expense (benefit)	(6,649)	(3)%	593	—%	(7,242)	NM
Net income	25,371	10%	5,317	2%	20,054	377%
Net income attributable to non-controlling interest	152	—%	139	—%	13	NM
Net income attributable to Core Laboratories Inc.	$25,219	10%	$5,178	2%	$20,041	387%

Other Data:
Current ratio (1)	2.45:1		2.08:1
Debt to EBITDA ratio (2)	2.18:1		3.23:1
Debt to Adjusted EBITDA ratio (3)	1.85:1		2.47:1

“NM” means not meaningful

*Percentage based on applicable revenue rather than total revenue

(1)
Current ratio is calculated as follows: current assets divided by current liabilities.
(2)
Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation and amortization and certain non-cash adjustments.
(3)
Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Operating Results for the Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022 and March 31, 2023 and for the Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development, and production of oil, gas and derived products outside the U.S. For the three months ended June 30, 2023, service revenue was $93.3 million, an increase of 9% year-over-year and 2% sequentially. Year-over-year, the increase was due to growth in activity levels in both U.S. and international markets. Growth in international markets was primarily driven by growing client activity for our core and reservoir fluids analysis services in the Middle East region, and increased services in the European region as supply chains and logistic patterns of maritime transportation of crude oil and derived products continue to stabilize. The increase in the U.S. operations benefited from increased use of our diagnostic services on the U.S. land completions. Sequentially, international projects moderately improved as activity on projects outside the U.S. continues to build. For the six months ended June 30, 2023, service revenue was $184.3 million, an increase of 8% compared to the same period in the prior year, driven by increases in both international and U.S. activity discussed above.

Return to Index

Product Sales Revenue

For the three months ended June 30, 2023, product sales revenue of $34.6 million decreased 2% year-over-year and 7% sequentially. Year-over-year our product sales revenue to the U.S. onshore market increased 4%, outperforming the average U.S. land rig count over the same period. However, this improvement in the U.S. land market was offset by lower international bulk sales for the quarter ended June 30, 2023. Product sales to international markets are typically shipped and delivered in bulk and the timing of delivery can vary from one quarter to another. Sequentially, the decrease was associated with both a decrease of drilling and well completion activity onshore in the U.S. and fewer bulk sales to international markets. The average rig count for U.S. land decreased 6% sequentially, and associated well completions have also decreased sequentially. Our product sales to the U.S. onshore markets decreased 3% sequentially, and product sales to international markets were down 9%. For the six months ended June 30, 2023, product sales revenue was $71.9 million, and increased 9% compared to the same period in the prior year, and is attributable to increased sales in both the U.S. and international markets.

Cost of Services, excluding depreciation

Cost of services was $71.1 million for the three months ended June 30, 2023, an increase of 4% year-over-year and flat sequentially. Cost of services expressed as a percentage of service revenue improved to 76% for the three months ended June 30, 2023, compared to 80% for the same period in the prior year, and 78% compared to the prior quarter. The year-over-year and sequential improvement in cost of services as a percentage of service revenue for the three months ended June 30, 2023, was primarily associated with improved utilization of our global laboratory network on higher revenue. For the six months ended June 30, 2023, cost of services was $142.1 million, an increase of 4% compared to the same period in the prior year. Cost of services expressed as a percentage of service revenue improved to 77% compared to 81% in the same period in the prior year. The improvement was also primarily associated with improved utilization of our global laboratory network on higher revenue.

Cost of Product Sales, excluding depreciation

Cost of product sales was $29.2 million for the three months ended June 30, 2023, a decrease of 2% year-over-year and 5% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 84% for the three months ended June 30, 2023, remained flat year-over-year, and compared to 82% for the prior quarter. Year-over-year, the change in cost of product sales were commensurate with the changes in product sales revenue. Sequentially, the higher cost of product sales as a percentage of product sales revenue was primarily due to inflation on material costs in 2023. For the six months ended June 30, 2023, cost of product sales was $59.8 million, an increase of 3% compared to the same period in the prior year. Cost of product sales expressed as a percentage of product sales revenue was 83% for the six months ended June 30, 2023, and improved from 88% compared to the same period in the prior year. The improvement in cost of product sales as a percentage of product sales revenue was primarily due to improved manufacturing productivity and absorption of fixed costs on a higher revenue base, though this improvement was partially offset by inflation as discussed above.

General and Administrative Expense, excluding depreciation

General and administrative ( “G&A”) expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended June 30, 2023 was $5.8 million, a decrease of $1.0 million year-over-year and $10.5 million sequentially. Year-over-year, the decrease was primarily due to 1) a reversal of $0.9 million in stock compensation expense previously recognized as the performance conditions associated with the performance share awards were determined to be unachievable; and 2) a net gain of $2.0 million from the company owned life insurance policies associated with death benefit proceeds. The quarter ending June 30, 2022 included 1) a reversal of $3.3 million in stock compensation expense previously recognized as the performance conditions associated with the performance share awards were determined to be unachievable; partially offset by 2) a net loss on company owned life insurance policies of $1.0 million associated with mark-to-market valuation. Sequentially, the decrease was primarily due to the recognition of additional stock compensation expense of $6.5 million increasing G&A expense for the three months ended March 31, 2023, which was associated with the accelerated stock compensation expense for retirement eligible employees. G&A expense was decreased

Return to Index

during the three months June 30, 2023 by adjustments to reverse previously recognized stock compensation expense, and net gain associated with cash proceeds received from company owned life insurance policies, as discussed above.

G&A expense for the six months ended June 30, 2023, was $22.1 million compared to $19.4 million for the six months ended June 30, 2022. The increase of $2.8 million was primarily due to changes in stock compensation expense and the changes in company owned life insurance policies, as discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2023, was $3.9 million a decrease of 10% year-over-year and 3% sequentially. Depreciation and amortization expense for the six months ended June 30, 2023, was $8.0 million a decrease of 10% year-over-year. Decreasing depreciation and amortization expense is primarily due to more assets becoming fully depreciated and reduced capital expenditures.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(Gain) loss on sale of assets	$(129)	$(111)	$(33)	$(268)
Results of non-consolidated subsidiaries	(62)	(21)	(199)	(114)
Foreign exchange (gain) loss, net	(386)	1,258	(530)	841
Rents and royalties	(110)	(126)	(255)	(297)
Return on pension assets and other pension costs	(330)	(136)	(656)	(281)
Loss on lease abandonment and other exit costs	—	—	641	—
Assets write-down	—	—	1,015	—
Severance and other charges	—	—	—	3,332
Insurance and other settlements	—	—	(604)	(669)
Other, net	(51)	(782)	(475)	(825)
Total other (income) expense, net	$(1,068)	$82	$(1,096)	$1,719

During the six months ended June 30, 2023, we abandoned certain leases in the U.S. and Canada and incurred costs of $0.6 million. We integrated and relocated certain of our facilities in Canada and wrote down related leasehold improvements and right of use assets of $1.0 million. Additionally, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million. During the six months ended June 30, 2022, we received insurance settlements of $0.7 million associated with business interruptions and property losses to certain facilities caused by the North America mid-continent winter storm in February 2021.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
British Pound	$70	$28	$(181)	$(8)
Canadian Dollar	(64)	(44)	(6)	29
Colombian Peso	79	(187)	132	(89)
Euro	(101)	(357)	(17)	(455)
Russian Ruble	(90)	1,707	(341)	1,105
Turkish Lira	(443)	37	(448)	124
Other currencies, net	163	74	331	135
Foreign exchange (gain) loss, net	$(386)	$1,258	$(530)	$841

Return to Index

Interest Expense

Interest expense for the three months ended June 30, 2023 was $3.2 million compared to $2.7 million and $3.4 million for the three months ended June 30, 2022 and March 31, 2023, respectively. Interest expense for the six months ended June 30, 2023 was $6.7 million compared to $5.4 million for the six months ended June 30, 2022. Year-over-year, for the three and six months ended June 30, 2023, interest expense was higher primarily due to rising interest rates on our aggregated variable rate debt during these periods. Sequentially, the decrease was primarily due to lower average borrowings during the three months ended June 30, 2023, and the net effect of our interest rate swap hedging transactions during these periods. See Note 11 - Derivative Instruments and Hedging Activities of the Notes to the Interim Consolidated Financial Statements, for additional information.

Income Tax Expense (Benefit)

The Company recorded an income tax benefit of $7.3 million and $6.6 million for the three and six months ended June 30, 2023, respectively, compared to an income tax expense of $1.8 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 was (46.3%) and (35.5%), respectively. The effective tax rate for the three and six months ended June 30, 2022 was 20% and 10%, respectively. The tax rate for the three and six months ended June 30, 2023 was largely impacted by the reversal of net deferred tax liabilities attributable to Core Laboratories N.V. which will not be realized subsequent to the Redomestication Transaction on May 1, 2023. The tax rate for the six months ended June 30, 2022 was largely impacted by the release of withholding tax related to unrepatriated earnings of our Russian subsidiary, which are not expected to be distributed in the foreseeable future.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

	Three Months Ended June 30,		2023/2022		Three Months Ended March 31,	Q2/Q1
	2023	2022	$ Change	% Change	2023	$ Change	% Change
Revenue:
Reservoir Description	$83,384	$75,818	$7,566	10%	$80,188	$3,196	4%
Production Enhancement	44,497	45,080	(583)	(1)%	48,168	(3,671)	(8)%
Consolidated	$127,881	$120,898	$6,983	6%	$128,356	$(475)	(0)%
Operating income (loss):
Reservoir Description	$13,316	$5,925	$7,391	125%	$2,471	$10,845	439%
Production Enhancement	5,498	4,949	549	11%	3,281	2,217	68%
Corporate and Other (1)	92	778	(686)	NM	729	(637)	NM
Consolidated	$18,906	$11,652	$7,254	62%	$6,481	$12,425	192%
"NM" means not meaningful (1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

Return to Index

	Six Months Ended June 30,		2023/2022
	2023	2022	$ Change	% Change
Revenue:
Reservoir Description	$163,572	$150,572	$13,000	9%
Production Enhancement	92,665	85,626	7,039	8%
Consolidated	$256,237	$236,198	$20,039	8%
Operating income (loss):
Reservoir Description	$15,787	$6,287	$9,500	151%
Production Enhancement	8,779	4,030	4,749	118%
Corporate and Other (1)	821	944	(123)	NM
Consolidated	$25,387	$11,261	$14,126	125%
"NM" means not meaningful (1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

Reservoir Description

Reservoir Description operations rely heavily on international and offshore activity levels, with approximately 80% of its revenue sourced from existing producing fields, development projects and movement of crude oil products outside the U.S. The Company continues to see improvement in international projects across several international regions; however, increases in project activity have been offset by disruptions caused by the Russia-Ukraine geopolitical conflict. The Russia-Ukraine geopolitical conflict that erupted in February 2022 caused disruptions and changes in the maritime movement and logistical trading patterns for crude oil and derived products, primarily exports from Russia being transported into Europe.

Revenue from the Reservoir Description operating segment of $83.4 million for the three months ended June 30, 2023 increased 10% year-over-year and 4% sequentially. The year-over-year increase was primarily due to increased demand for reservoir core and reservoir fluids analysis services on international projects along with moderate growth on projects in the U.S. during the three months ended June 30, 2023 compared to the same period in 2022. The sequential increase in revenue is primarily due to growing client activity for our reservoir core and reservoir fluids analysis services in the Middle East region, and the recovery of activity levels in the European region as the supply chains associated with the maritime movement of crude oil realign to new trading patterns. Revenue from the Reservoir Description segment of $163.6 million for the six months ended June 30, 2023 increased 9% from the same period in 2022. The increased revenue in 2023 is primarily due to growth in activity levels on international projects, particularly the Middle East, and a recovery of some services associated with the maritime movement of crude oil and derived products which was impacted by the Russia-Ukraine conflict, as discussed above.

Operating income of $13.3 million for the three months ended June 30, 2023 increased $7.4 million, year-over-year and $10.8 million sequentially. Year-over-year, the operating income increased due to 1) improved utilization of our global laboratory network as a result of higher activity levels and revenue; 2) a net gain of $1.3 million cash proceeds received from company owned life insurance policies; and 3) a reversal of previously recognized stock compensation expense of $0.6 million, as the performance conditions associated with the performance share awards were determined to be unachievable. A similar reversal of $2.1 million was recorded in the same period in 2022. Sequentially, the increase in the operating income is due to the items as discussed above. Additionally, certain charges included in the three months ended March 31, 2023 were: 1) a charge of $4.2 million associated with accelerated stock compensation expense for retirement eligible employees; and 2) a charge of $1.3 million associated with facility exit and consolidation expenses in the United States and Canada in 2023. No similar expenses were recorded in the three months ended June 30, 2023. Operating income of $15.8 million for the six months ended June 30, 2023, increased $9.5 million year-over-year compared to the same period in 2022. The increase in operating income is primarily due to the items discussed above.

Operating margins were 16% for the three months ended June 30, 2023, compared to 8% for the three months ended June 30, 2022, and 3% for the three months ended March 31, 2023. Operating margins were 10% for the six months ended June 30, 2023, which increased from 4% for the six months ended June 30, 2022. The increases in operating margin primarily driven by

Return to Index

higher revenue, improved utilization, gain from company owned life insurance policies and changes in stock compensation expense, as discussed above.

We continue to focus on large-scale core analysis and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in many offshore developments. Analysis and measurement of crude oil derived products also occurs in every major producing region of the world. Additionally, client interest and activity continues to increase on projects for the purpose of carbon capture and sequestration.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. During the year 2022, U.S. land drilling and completion activities continued to increase throughout the year, until a normal seasonal drop starting in mid-November 2022. Although U.S. land drilling and completion activities that began to increase again peaked in April of 2023, activity declined during the three months ended June 30, 2023, primarily due to the weakening of natural gas commodity prices. International drilling and completion activities continued to show an improvement during the three months ended June 30, 2023.

Revenue from the Production Enhancement operating segment of $44.5 million for the three months ended June 30, 2023, remained flat year-over-year and decreased 8% sequentially. Although international markets continue to strengthen year-over-year, this has been offset by a weaker market for U.S. onshore. Sequentially, the decrease was primarily due to decreased activity in the U.S. market and some delayed product sales due to instability caused by political unrest in South America. Revenue from the Production Enhancement segment of $92.7 million for the six months ended June 30, 2023, increased 8% from the same period in 2022. The increase in revenue in 2023 is primarily driven by the increased drilling and completion activity in both the U.S. land and international markets, however, growth in the U.S. onshore market was softened by weaker natural gas commodity prices, as discussed above.

Operating income of $5.5 million for the three months ended June 30, 2023, increased $0.5 million year-over-year, and $2.2 million sequentially. The year-over-year increase in operating income was primarily due to improved manufacturing efficiencies. These improved operating efficiencies have been partially offset by continued increase in cost of materials and shipping as a result of inflation. Sequentially, the increase in operating income was primarily driven by accelerated stock compensation expense for retirement eligible employees recorded in the three months ended March 31, 2023 of $2.3 million, and no similar accelerated stock compensation expense was recorded in the three months ended June 30, 2023. Operating income of $8.8 million for the six months ended June 30, 2023, increased $4.7 million compared to the same period in the prior year. The increase in operating income was primarily driven by improved manufacturing efficiencies due to absorption of fixed cost on a higher revenue base, partially offset by increased cost of materials and shipping due to inflation in 2023.

Operating margins for the three months ended June 30, 2023, were 12%, compared to operating margins of 11% for the same period in the prior year and 7% in the three months ended March 31, 2023. Operating margins were 9% for the six months ended June 30, 2023, which increased from 5% for the six months ended June 30, 2022. The increases in operating margin were primarily driven by improved manufacturing efficiencies due to absorption of fixed cost on a higher revenue base, partially offset by increased cost of materials and shipping caused by inflation in 2023, as discussed above.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provide the primary source of funds to finance operating needs, capital expenditures, dividends and our share repurchase program. Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and the ability to issue additional equity and debt, should be

Return to Index

sufficient to fund our debt requirements, capital expenditures, working capital, dividends, share repurchase program and future acquisitions. The Company will continue to monitor and evaluate the availability of debt and equity markets.

We were a holding company incorporated in the Netherlands, and after the Redomestication Transaction, we are a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2023, $17.9 million of our $26.2 million of cash was held by our foreign subsidiaries.

The Company continues to maintain the quarterly dividend of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

	Six Months Ended June 30,		2023/2022
	2023	2022	% Change
Cash flows provided by (used in):
Operating activities	$5,572	$5,895	(5)%
Investing activities	(818)	(2,357)	(65)%
Financing activities	6,022	(5,093)	NM
Net change in cash and cash equivalents	$10,776	$(1,555)	NM

Cash flows provided by operating activities for the six months ended June 30, 2023 of $5.6 million were slightly lower than cash flows provided by operating activities for the six months ended June 30, 2022 of $5.9 million. Although net income is $20.1 million higher for the six months ended June 30, 2023, cash from operations was slightly down compared to the prior year. The six months ended June 30, 2023 includes a non-cash tax benefit of approximately $11.6 million associated with the Company’s Redomestication Transaction and secondly non-cash stock-based compensation expense was also $5.1 million higher during this same period. Additionally, there was an increase of approximately $14.6 million of cash used in operational working capital, primarily inventory. The Company continues to carry higher levels of inventory to mitigate longer lead times required to source raw materials used in the manufacturing of the products we sell. Supply chains associated with many raw materials used in manufacturing our products were disrupted during the COVID-19 global pandemic, and lead times continue to be much longer than average lead times prior to the pandemic.

Cash flows used in investing activities for the six months ended June 30, 2023 of $0.8 million were driven primarily by funding capital expenditures of $4.4 million offset by net proceeds received on company owned life insurance policies of $3.4 million. Cash flows used in investing activities for the six months ended June 30, 2022 of $2.4 million were driven primarily by funding capital expenditures of $5.5 million offset by net proceeds received on company owned life insurance policies and proceeds from insurance settlements of $2.1 million and $0.6 million, respectively.

Return to Index

Cash flows provided by financing activities for the six months ended June 30, 2023 of $6.0 million were driven primarily by a $10.0 million net increase in long-term debt related to the issuance of $50.0 million of new senior notes offset by repayment of the outstanding balance on our Credit Facility. This increase in cash flows was offset by payments of quarterly dividends of $0.9 million and Redomestication Transaction costs of $2.6 million. Cash flows used in financing activities for the six months ended June 30, 2022 of $5.1 million were driven primarily by net repayment on our Credit Facility of $2.0 million, quarterly dividend payments of $0.9 million and repurchase of common stock of $2.2 million.

During the six months ended June 30, 2023, we repurchased 9,070 shares of our common stock to satisfy personal tax liabilities of participants in our stock-based compensation plan for an aggregate purchase price of $0.2 million.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP (in thousands):

	Six Months Ended June 30,		2023/2022
	2023	2022	% Change
Free cash flow calculation:
Net cash provided by (used in) operating activities	$5,572	$5,895	(5)%
Less: Cash paid for capital expenditures	(4,382)	(5,493)	(20)%
Free cash flow	$1,190	$402	196%

Free cash flow increased for the six months ended June 30, 2023, compared to the same period in 2022 primarily as a result of lower capital expenditures in 2023. Changes in cash provided by operating activities for the six months ended June 30, 2023 and 2022 are discussed above.

Senior Notes, Credit Facility and Available Future Liquidity

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have five series of senior notes outstanding with an aggregate principal amount of $185 million that were issued through the following private placement transactions: 1) the 2011 Senior Notes issued in 2011 consist of $75 million in aggregate principal amount and bears interest at a fixed rate of 4.11% and are due in full on September 30, 2023; 2) Series A and Series B of the 2021 Senior Notes were issued and funded in 2021. Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bears interest at a fixed rate of 4.09% and is due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount that bears interest at a fixed rate of 4.38% and is due in full on January 12, 2028; and 3) Series A and Series B of the 2023 Senior Notes were issued and funded in June 2023. Series A of the 2023 Senior Notes consists of $25 million in aggregate principal amount that bears interest at a fixed rate of 7.25% and is due in full on June 28, 2028. Series B of the 2023 Senior Notes consists of $25 million in aggregate principal amount that bears interest at a fixed rate of 7.50% and is due in full on June 28, 2030. The 2011 Senior Notes, 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”.

Additionally, we, along with our wholly owned subsidiary CLIH, have a secured credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135 million with a

Return to Index

$50 million “accordion” feature. Proceeds from the 2023 Senior Notes were used to repay all amounts outstanding under the Credit Facility at June 30, 2023. In accordance with the terms of the Credit Facility, our leverage ratio is 1.85, and our interest coverage ratio is 6.66, each for the period ended June 30, 2023. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes. See Note 7 - Long-Term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Senior Notes and the Credit Facility.

See Note 11 - Derivative Instruments and Hedging Activities of the Notes to the Interim Consolidated Financial Statements, for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and the 2023 Senior Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of Core Laboratories N.V.'s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in Core Laboratories N.V.'s Annual Report on Form 10-K for the year ended December 31, 2022.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 - Commitments and Contingencies of the Notes to the Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to “Item 1A - Risk Factors” in Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30, 2023 (1)	2,524	$22.05	—	4,633,421
May 1 - 31, 2023 (1)	6,489	$22.03	—	4,649,417
June 1 - 30, 2023	—	$—	—	4,649,417
Total	9,013	$22.04	—

(1)
Repurchased shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2)
During the three months ended June 30, 2023, we distributed 55,395 shares of our treasury stock upon vesting of stock-based awards.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement” within the meaning of Item408(a) of Item 408 of Regulation S-K.

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.1	-	Assumption and Reaffirmation Agreement, dated May 1, 2023, by and between Core Laboratories, Inc. and Bank of America, N.A.	Form 8-K, May 1, 2023 (File No. 333-269259)
10.2	-

Amendment No. 1 to Eighth Amended and Restated Credit Agreement, dated as of April 28, 2023, among Core Laboratories, N.V., and Core Laboratories (U.S.) Interests Holdings, Inc. and the lenders party thereto and Bank of America, N.A., as administrative agent

Form 8-K, May 1, 2023 (File No. 333-269259)
10.3	-	Amendment No. 2 to Master Note Purchase Agreement and Assumption Agreement, dated as of May 1, 2023	Form 8-K, May 1, 2023 (File No. 333-269259)
10.4	-	Amendment No. 2 to Note Purchase Agreement and Assumption Agreement, dated as of May 1, 2023	Form 8-K, May 1, 2023 (File No. 333-269259)
10.5	-	Note Purchase Agreement, dated as of May 4, 2023.	Form 8-K, May 4, 2023 (File No. 001-41695)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	-	Inline XBRL Schema Document	Filed herewith
101.CAL	-	Inline XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	Inline XBRL Label Linkbase Document	Filed herewith
101.PRE	-	Inline XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	Inline XBRL Definition Linkbase Document	Filed herewith
104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES INC.

Date:	July 27, 2023	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index