Form 10-Q
period 2023-09-30
Core Laboratories Inc. /DE/
filed 2023-11-02
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at October 27, 2023 was 46,723,614.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,616	$15,428
Accounts receivable, net of allowance for credit losses of $2,328 and $2,214 at 2023 and 2022, respectively	104,053	106,913
Inventories	75,060	60,445
Prepaid expenses	10,742	15,665
Income taxes receivable	17,401	8,190
Other current assets	4,672	5,061
TOTAL CURRENT ASSETS	228,544	211,702
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $319,040 and $314,737 at 2023 and 2022, respectively	99,499	105,028
RIGHT OF USE ASSETS	53,101	52,379
INTANGIBLES, net of accumulated amortization and impairment of $17,907 and $17,475 at 2023 and 2022, respectively	7,279	7,483
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	72,331	68,570
OTHER ASSETS	32,215	33,747
TOTAL ASSETS	$592,414	$578,354
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,097	$45,847
Accrued payroll and related costs	19,362	23,431
Taxes other than payroll and income	3,154	4,822
Unearned revenues	4,636	5,942
Operating lease liabilities	9,794	11,699
Income taxes payable	4,529	3,034
Other current liabilities	8,678	8,360
TOTAL CURRENT LIABILITIES	84,250	103,135
LONG-TERM DEBT, net	177,863	172,386
LONG-TERM OPERATING LEASE LIABILITIES	40,903	38,305
DEFERRED COMPENSATION	29,246	31,814
DEFERRED TAX LIABILITIES, net	11,882	22,877
OTHER LONG-TERM LIABILITIES	18,820	20,883
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value at September 30, 2023 and EUR 0.02 par value at December 31, 2022; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,701,102 issued and 46,698,565 outstanding at September 30, 2023; EUR 0.02 par value, 46,699,102 issued and 46,631,934 outstanding at December 31, 2022	467	1,194
Additional paid-in capital	109,103	102,254
Retained earnings	119,024	85,949
Accumulated other comprehensive income (loss)	(3,838)	(3,777)
Treasury stock (at cost), 2,537 and 67,168 shares at 2023 and 2022, respectively	(62)	(1,362)
Total Core Laboratories Inc. shareholders' equity	224,694	184,258
Non-controlling interest	4,756	4,696
TOTAL EQUITY	229,450	188,954
TOTAL LIABILITIES AND EQUITY	$592,414	$578,354

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2023	2022
	(Unaudited)
REVENUE:
Services	$92,883	$87,891
Product sales	32,460	38,075
Total revenue	125,343	125,966
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	68,976	67,618
Cost of product sales, exclusive of depreciation expense shown below	27,641	31,312
General and administrative expense, exclusive of depreciation expense shown below	9,452	10,001
Depreciation	3,802	3,999
Amortization	127	172
Other (income) expense, net	673	(1,781)
OPERATING INCOME	14,672	14,645
Interest expense	3,147	3,138
Income before income taxes	11,525	11,507
Income tax expense (benefit)	2,305	3,856
Net income	9,220	7,651
Net income (loss) attributable to non-controlling interest	(37)	127
Net income attributable to Core Laboratories Inc.	$9,257	$7,524

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.20	$0.17
Basic earnings per share attributable to Core Laboratories Inc.	$0.20	$0.16

Diluted earnings per share	$0.19	$0.16
Diluted earnings per share attributable to Core Laboratories Inc.	$0.19	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,692	46,338
Diluted	47,604	47,012

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)
REVENUE:
Services	$277,224	$258,036
Product sales	104,356	104,128
Total revenue	381,580	362,164
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	211,031	204,641
Cost of product sales, exclusive of depreciation expense shown below	87,409	89,198
General and administrative expense, exclusive of depreciation expense shown below	31,594	29,393
Depreciation	11,548	12,572
Amortization	362	516
Other (income) expense, net	(423)	(62)
OPERATING INCOME	40,059	25,906
Interest expense	9,812	8,489
Income before income taxes	30,247	17,417
Income tax expense (benefit)	(4,344)	4,449
Net income	34,591	12,968
Net income attributable to non-controlling interest	115	266
Net income attributable to Core Laboratories Inc.	$34,476	$12,702

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.74	$0.28
Basic earnings per share attributable to Core Laboratories Inc.	$0.74	$0.27

Diluted earnings per share	$0.73	$0.28
Diluted earnings per share attributable to Core Laboratories Inc.	$0.73	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,667	46,319
Diluted	47,536	47,117

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)
Net income	$9,220	$7,651	$34,591	$12,968
Other comprehensive income (loss):
Interest rate swaps:
Gain (loss) on fair value of interest rate swaps	—	—	—	6,015
Interest rate swap amount reclassified to net income (loss)	(415)	249	(187)	762
Income tax (expense) benefit on interest rate swaps reclassified to net income (loss)	87	—	39	(1,144)
Total interest rate swaps	(328)	249	(148)	5,633
Pension and other postretirement benefit plans:
Amortization of actuarial gain (loss) reclassified to net income (loss)	39	—	117	—
Income tax (expense) benefit on pension and other postretirement benefit plans reclassified to net income (loss)	(10)	—	(30)	—
Total pension and other postretirement benefit plans	29	—	87	—
Total other comprehensive income (loss)	(299)	249	(61)	5,633
Comprehensive income	8,921	7,900	34,530	18,601
Comprehensive income (loss) attributable to non-controlling interest	(37)	127	115	266
Comprehensive income attributable to Core Laboratories Inc.	$8,958	$7,773	$34,415	$18,335

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)
Common Stock
Balance at Beginning of Period	$467	$1,188	$1,194	$1,188
New share issuance	—	—	—	—
Change in par value	—	—	(727)	—
Balance at End of Period	$467	$1,188	$467	$1,188
Additional Paid-In Capital
Balance at Beginning of Period	$108,030	$104,779	$102,254	$101,120
New share issuance	—	—	—	—
Change in par value and equity related transaction costs	(404)	—	(3,839)	—
Stock-based compensation	1,477	1,550	10,688	5,209
Balance at End of Period	$109,103	$106,329	$109,103	$106,329
Retained Earnings
Balance at Beginning of Period	$110,234	$72,601	$85,949	$68,349
Dividends paid	(467)	(463)	(1,401)	(1,389)
Net income attributable to Core Laboratories Inc.	9,257	7,524	34,476	12,702
Balance at End of Period	$119,024	$79,662	$119,024	$79,662
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(3,539)	$(4,749)	$(3,777)	$(10,133)
Interest rate swaps, net of income taxes	(328)	249	(148)	5,633
Pension and other postretirement benefit plans, net of income taxes	29	—	87	—
Balance at End of Period	$(3,838)	$(4,500)	$(3,838)	$(4,500)
Treasury Stock
Balance at Beginning of Period	$(436)	$(4,682)	$(1,362)	$(4,075)
Stock-based compensation	592	684	1,718	2,243
Repurchase of common stock	(218)	(145)	(418)	(2,311)
Balance at End of Period	$(62)	$(4,143)	$(62)	$(4,143)
Non-Controlling Interest
Balance at Beginning of Period	$4,848	$4,630	$4,696	$4,552
Non-controlling interest dividends	(55)	—	(55)	(61)
Net income (loss) attributable to non-controlling interest	(37)	127	115	266
Balance at End of Period	$4,756	$4,757	$4,756	$4,757
Total Equity
Balance at Beginning of Period	$219,604	$173,767	$188,954	$161,001
New share issuance	—	—	—	—
Change in par value and equity related transaction costs	(404)	—	(4,566)	—
Stock-based compensation	2,069	2,234	12,406	7,452
Dividends paid	(467)	(463)	(1,401)	(1,389)
Non-controlling interest dividends	(55)	—	(55)	(61)
Net income	9,220	7,651	34,591	12,968
Interest rate swaps, net of income taxes	(328)	249	(148)	5,633
Pension and other postretirement benefit plans, net of income taxes	29	—	87	—
Repurchase of common stock	(218)	(145)	(418)	(2,311)
Balance at End of Period	$229,450	$183,293	$229,450	$183,293

Cash Dividends per Share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,701,102	46,454,264	46,699,102	46,454,264
New share issuance	—	—	2,000	—
Balance at End of Period	46,701,102	46,454,264	46,701,102	46,454,264

Treasury Stock - Number of shares
Balance at Beginning of Period	(20,693)	(129,457)	(67,168)	(104,867)
Stock-based compensation	26,127	27,925	81,672	87,330
Repurchase of common stock	(7,971)	(8,062)	(17,041)	(92,057)
Balance at End of Period	(2,537)	(109,594)	(2,537)	(109,594)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,680,409	46,324,807	46,631,934	46,349,397
New share issuance	—	—	2,000	—
Stock-based compensation	26,127	27,925	81,672	87,330
Repurchase of common stock	(7,971)	(8,062)	(17,041)	(92,057)
Balance at End of Period	46,698,565	46,344,670	46,698,565	46,344,670

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,591	$12,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	12,406	7,452
Depreciation and amortization	11,910	13,088
Changes in value of life insurance policies	(3,221)	6,407
Deferred income taxes	(14,757)	(1,807)
Other non-cash items	2,536	31
Changes in assets and liabilities:
Accounts receivable	2,872	(3,390)
Inventories	(15,707)	(9,188)
Prepaid expenses and other current assets	(3,902)	2,347
Other assets	1,711	(851)
Accounts payable	(13,101)	4,288
Accrued expenses	(3,924)	(5,165)
Unearned revenues	(1,306)	(2,005)
Other liabilities	(4,748)	(12,430)
Net cash provided by (used in) operating activities	5,360	11,745
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,843)	(8,195)
Patents and other intangibles	(158)	(27)
Proceeds from sale of assets	420	426
Proceeds from insurance recovery	—	583
Net proceeds on life insurance policies	3,375	2,059
Proceeds from sale of business, net of cash sold	—	240
Net cash provided by (used in) investing activities	(4,206)	(4,914)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(184,000)	(49,000)
Proceeds from long-term debt	190,000	44,000
Debt issuance costs	(1,251)	(1,690)
Dividends paid	(1,401)	(1,389)
Repurchase of common stock	(418)	(2,311)
Equity related transaction costs	(2,842)	(411)
Other financing activities	(54)	(1)
Net cash provided by (used in) financing activities	34	(10,802)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,188	(3,971)
CASH AND CASH EQUIVALENTS, beginning of period	15,428	17,703
CASH AND CASH EQUIVALENTS, end of period	$16,616	$13,732

Supplemental disclosures of cash flow information:
Cash payments for interest	$8,341	$7,101
Cash payments for income taxes	$16,013	$10,475
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$1,039	$713
Equity related transaction costs incurred but not paid for as of the end of the period	$1,724	$—

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

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which included (i) the merger (the “Merger”) of Core Laboratories N.V. with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and (ii) following the completion of the Merger, the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. As a result of the Redomestication Transaction, all common shares in Core Laboratories N.V. were canceled and exchanged for common stock in Core Laboratories Luxembourg S.A. on a one-for-one basis. Former holders of Core Laboratories N.V. common shares now hold one share of common stock of Core Laboratories Inc. (formerly Core Laboratories Luxembourg S.A.) for each Core Laboratories N.V. common share owned immediately prior to the consummation of the Redomestication Transaction, and the business, assets, liabilities, directors and officers of Core Laboratories Inc. are now the same as the business, assets, liabilities, directors and officers of Core Laboratories N.V. immediately prior to the Redomestication Transaction. See Note 2 - Significant Accounting Policies Update – Basis of Presentation and Principles of Consolidation, Note 7 - Long-Term Debt, net, Note 8 - Pension And Other Postretirement Benefit Plans, Note 10 - Equity and Note 14 - Income Tax Expense (Benefit) for additional information regarding the Redomestication Transaction.

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

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Basis of Presentation and Principles of Consolidation

The Redomestication Transaction has been accounted for as a transaction between entities under common control. Accordingly, Core Laboratories Inc. recorded the assets and liabilities transferred at their carrying amounts at the date of transfer. All common shares in Core Laboratories N.V., at par value EUR 0.02, were canceled and exchanged for common stock in Core Laboratories Inc., at par value $0.01, on a one-for-one basis. Core Laboratories Inc.'s common stock par value was decreased by $0.7 million for the difference between the total par value of common stock of Core Laboratories Inc. and the total par value of common shares of Core Laboratories N.V. at the date of transfer, with an offset to additional paid in capital. There is no difference between the combined separate entities prior to the Redomestication Transaction and the combined separate entities after the Redomestication Transaction, therefore, these financial statements, reported as though the exchange of equity interests had occurred at the beginning of the reporting period, and comparative information do not differ from amounts previously reported under Core Laboratories N.V.’s consolidated financial statements. These financial statements should be read in conjunction with Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022, including Note 2 - Summary of Significant Accounting Policies. There have been no changes to the accounting policies of the combined entities during the nine months ended September 30, 2023.

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim

Return to Index

financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2022, was derived from the 2022 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2023, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2023.

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

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through September 30, 2023, has resulted in disruptions to our operations in Russia and Ukraine. As of September 30, 2023, all laboratory facilities, offices, and locations in Russia and Ukraine continued to operate with no significant impact to local business operations. Therefore, we determined there was no triggering event for LLA in Russia and Ukraine, and no impairment assessments have been performed as of September 30, 2023.

3. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and nine months ended September 30, 2023 and 2022.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Contract assets:
Current	$1,130	$1,148
	$1,130	$1,148
Contract liabilities:
Current	$496	$907
Non-current	24	24
	$520	$931

September 30, 2023
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$496
Within 12 to 24 months	24
Greater than 24 months	—

Return to Index

The current portion of contract assets are included in our accounts receivable. The current portion of contract liabilities is included in unearned revenues and the non-current portion of contract liabilities is included in other long-term liabilities.

We did not recognize any impairment losses on our contract assets during the three and nine months ended September 30, 2023 and 2022.

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$34,409	$26,534
Parts and materials	37,194	31,323
Work in progress	3,457	2,588
Total inventories	$75,060	$60,445

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of office and lab space, machinery and equipment and vehicles. The components of lease expense and other information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Consolidated Statements of Operations:
Operating lease expense	$4,612	$4,061	$13,282	$12,280
Short-term lease expense	463	516	1,354	1,337
Variable lease expense	408	344	1,449	1,108
Sublease income	(57)	—	(57)	—
Total lease expense	$5,426	$4,921	$16,028	$14,725
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$3,961	$3,793	$12,711	$12,799
Right of use assets obtained in exchange for operating lease obligations	2,054	1,598	12,459	6,682
Other information:
Weighted-average remaining lease term - operating leases	8.2 years	7.14 years	8.2 years	7.14 years
Weighted-average discount rate - operating leases	5.29%	4.61%	5.29%	4.61%

We entered into a sublease agreement that commenced on July 1, 2023, for existing office and lab space in Calgary, Alberta, Canada. The associated lease cost of the original lease exceeded the anticipated sublease income, and we recognized an impairment loss of $1.0 million to the related right of use asset and leasehold improvements during the nine months ended September 30, 2023. The asset write-downs are included in other income (expense), net. See Note 13 - Other (income) and expense, net.

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

Return to Index

	September 30, 2023
	Operating Leases	Operating Sublease
Remainder of 2023	$3,560	$(56)
2024	11,730	(227)
2025	9,375	(232)
2026	7,208	(237)
2027	5,828	(241)
Thereafter	26,144	(163)
Total undiscounted lease payments	63,845	(1,156)
Less: Imputed interest	(13,148)
Total operating lease liabilities	$50,697

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
2011 Senior Notes (1)	4.11%	September 30, 2023	$—	$75,000
2021 Senior Notes Series A (2)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (2)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (3)	7.25%	June 28, 2028	25,000	—
2023 Senior Notes Series B (3)	7.50%	June 28, 2030	25,000	—
Credit Facility			71,000	40,000
Total long-term debt			181,000	175,000
Less: Debt issuance costs			(3,137)	(2,614)
Long-term debt, net			$177,863	$172,386

(1) Interest was payable semi-annually on March 30 and September 30.

(2) Interest is payable semi-annually on June 30 and December 30.

(3) Interest is payable semi-annually on March 28 and September 28.

In connection with the Redomestication Transaction, on May 1, 2023, Core Laboratories N.V. assigned to Core Laboratories Inc., and Core Laboratories Inc. assumed all of Core Laboratories N.V.’s rights and obligations under existing agreements.

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes that were issued through private placement transactions. On September 30, 2023, we retired the 2011 Senior Notes with aggregate principal amount of $75 million upon the maturity date. Series A and Series B of the 2021 Senior Notes were issued in 2021 (the “2021 Senior Notes”). Series A and Series B of the 2023 Senior Notes were entered on May 4, 2023, and subsequently issued and funded on June 28, 2023 (the “2023 Senior Notes”). The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”.

We, along with our wholly owned subsidiary CLIH, have a credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135 million with a $50 million “accordion” feature.

The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company’s U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company’s U.S. and foreign subsidiary companies. Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12,

Return to Index

2026, in the aggregate principal amount of $45 million, remain outstanding on July 12, 2025, unless the Company’s liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $8 million at September 30, 2023, resulting in an available borrowing capacity under the Credit Facility of approximately $56 million. In addition to indebtedness under the Credit Facility, we had approximately $6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2023.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.92, and our interest coverage ratio is 6.63, each for the period ended September 30, 2023. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

The estimated fair value of total debt at September 30, 2023, and December 31, 2022, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest cost	$374	$140	$1,113	$443
Expected return on plan assets	(336)	(132)	(992)	(416)
Net periodic pension cost	$38	$8	$121	$27

During the nine months ended September 30, 2023, we made additional contributions to the Dutch Plan of approximately $1.8 million for the indexation.

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

Return to Index

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

10. EQUITY

Common Stock

In connection with the Redomestication Transaction, all common shares in Core Laboratories N.V. at par value EUR 0.02, were canceled and exchanged for common stock in Core Laboratories Inc. at par value $0.01, on a one-for-one basis. Core Laboratories Inc.’s common stock par value was decreased by $0.7 million for the difference between the total par value of common stock of Core Laboratories Inc. and the total par value of common shares of Core Laboratories N.V. at the date of transfer, with an offset to additional paid in capital. Equity related transaction costs associated with the Redomestication Transaction of $4.6 million have been charged to additional paid in capital.

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

During the nine months ended September 30, 2023, we distributed 2,000 shares of common stock upon vesting of stock-based awards.

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

Treasury Stock

During the three and nine months ended September 30, 2023, we distributed 26,127 and 81,672 shares of treasury stock, respectively, upon vesting of stock-based awards. During the three and nine months ended September 30, 2023, we repurchased 7,971 and 17,041 shares of our common stock, respectively, for $218 thousand and $418 thousand, respectively, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common stock under that plan. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March, May and August 2023, we paid quarterly cash dividends of $0.01 per share of common stock. In addition, on November 1, 2023, we declared a quarterly dividend of $0.01 per share of common stock for shareholders of record on November 13, 2023, and payable on December 4, 2023.

Return to Index

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,019)	$(5,108)
Interest rate swaps - net gain (loss) on fair value	1,181	1,331
Total accumulated other comprehensive income (loss)	$(3,838)	$(3,777)

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

In August 2014, we entered into a swap agreement with a notional amount of $25 million (“2014 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million (“2020 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. The hedging relationship is highly effective; therefore, gains and losses on these swaps will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. The outstanding balance on our Credit Facility was reduced to zero at June 30, 2023, and approximately $0.2 million of losses were reclassified to interest expense associated with the ineffective period of the hedging relationship from the end of June to the end of September 2023, as it became probable that certain of the forecasted transactions would not occur within the originally specified time period. Remaining losses on these swaps included in accumulated other comprehensive income (loss) as of September 30, 2023, are $0.5 million substantially all of which is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Credit Facility.

In March 2021, we entered into a new forward interest rate swap agreement and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. This forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). On June 28, 2023, the Company issued the 2023 Senior Notes in the aggregate principal amount of $50 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the existing LIBOR hedging instrument. The Company recognized a gain of $0.4 million in earnings for the $10 million over hedged portion of the interest rate swap. The remaining gain on this swap included in accumulated other comprehensive income (loss) at September 30, 2023, is $1.7 million of which $1.3 million

Return to Index

will be reclassified into earnings within the next 12 months as interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes.

As of September 30, 2023, the aggregated gains and losses on these interest swaps that is included in accumulated other comprehensive income (loss) are a net gain of $1.2 million.

At September 30, 2023, we had fixed rate long-term debt aggregating $110 million and $71 million variable rate long-term debt.

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$84	$211	$264	Increase (decrease) to interest expense
10 year interest rate swap	(415)	165	(398)	498	Increase (decrease) to interest expense
	$(415)	$249	$(187)	$762

12. FINANCIAL INSTRUMENTS

The Company’s only financial assets and liabilities which are measured at fair value on a recurring basis relate to certain aspects of the Company’s benefit plans. We use the market approach to determine the fair value of these assets and liabilities using significant other observable inputs (Level 2) with the assistance of third-party specialists. We do not have any assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the financial assets and liabilities are recorded in general and administrative expense in the consolidated statements of operations.

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$23,635	$—	$23,635	$—
	$23,635	$—	$23,635	$—
Liabilities:
Deferred compensation liabilities	$16,912	$—	$16,912	$—
	$16,912	$—	$16,912	$—

		Fair Value Measurement at
		December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$23,787	$—	$23,787	$—
	$23,787	$—	$23,787	$—
Liabilities:
Deferred compensation liabilities	$16,284	$—	$16,284	$—
	$16,284	$—	$16,284	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

Return to Index

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Gain) loss on sale of assets	$(76)	$(96)	$(109)	$(363)
Results of non-consolidated subsidiaries	(135)	(59)	(334)	(173)
Foreign exchange (gain) loss, net	238	(1,303)	(292)	(462)
Rents and royalties	(205)	(222)	(460)	(533)
Return on pension assets and other pension costs	(336)	(132)	(992)	(416)
Loss on lease abandonment and other exit costs	505	—	1,146	—
Assets write-down	128	—	1,143	—
Severance and other charges	—	—	—	3,332
Insurance and other settlements	—	—	(604)	(669)
ATM termination costs	455	—	455	—
Other, net	99	31	(376)	(778)
Total other (income) expense, net	$673	$(1,781)	$(423)	$(62)

During the three and nine months ended September 30, 2023, we abandoned certain leases in the U.S. and Canada and incurred costs of $0.5 million and $1.1 million, respectively. We integrated and relocated these facilities and wrote down related leasehold improvements and right of use assets of $0.1 million and $1.1 million, respectively.

During the nine months ended September 30, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

During the nine months ended September 30, 2022, we received insurance settlements of $0.7 million associated with business interruptions and property losses to certain facilities caused by the North America mid-continent winter storm in February 2021.

During the three and nine months ended September 30, 2023, we wrote off previously deferred costs of $0.5 million upon termination of our ATM Program. See Note 10 - Equity for additional information.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
British Pound	$(30)	$(187)	$(211)	$(195)
Canadian Dollar	98	130	92	159
Colombian Peso	(12)	(309)	120	(398)
Euro	13	(501)	(4)	(956)
Russian Ruble	15	(533)	(326)	572
Turkish Lira	(24)	(7)	(472)	117
Other currencies, net	178	104	509	239
Foreign exchange (gain) loss, net	$238	$(1,303)	$(292)	$(462)

14. INCOME TAX EXPENSE (BENEFIT)

The Company recorded income tax expense of $2.3 million and an income tax benefit of $4.3 million for the three and nine months ended September 30, 2023, respectively, compared to an income tax expense of $3.9 million and $4.4 million for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023, was 20% and (14.4%), respectively. The effective tax rate for the three and nine months ended September 30, 2022, was 33.5% and 25.5%, respectively. The tax rate for the three months ended September 30, 2023, was largely impacted by the earnings mix of jurisdictions subject to tax for that period and items discrete to that period. The tax rate for the

Return to Index

nine months ended September 30, 2023, was largely impacted by the reversal of net deferred tax liabilities attributable to Core Laboratories N.V. which will not be realized subsequent to the Redomestication Transaction on May 1, 2023. The tax rate for the three months ended September 30, 2022, was largely impacted by nondeductible items and the earnings mix of jurisdictions subject to tax for that period. The tax rate for the nine months ended September 30, 2022, was largely impacted by taxable gains in local jurisdictions associated with foreign currency translation of U.S. dollar denominated receivables, primarily in the United Kingdom and Turkey. The increased tax was partially offset by the release of withholding tax of $0.6 million related to unrepatriated earnings of our Russian subsidiary amounting to $12.0 million, which are not expected to be distributed in the foreseeable future.

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

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	46,692	46,338	46,667	46,319
Effect of dilutive securities:
Restricted shares	106	62	96	107
Performance shares	806	612	773	691
Weighted average common shares outstanding - diluted	47,604	47,012	47,536	47,117

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

Return to Index

We use the same accounting policies to prepare our operating segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific operating segments. Summarized financial information concerning our operating segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended September 30, 2023
Revenue from unaffiliated clients	$85,145	$40,198	$—	$125,343
Inter-segment revenue	16	25	(41)	—
Segment operating income (loss)	12,992	1,544	136	14,672
Total assets (at end of period)	302,769	163,395	126,250	592,414
Capital expenditures	2,840	237	384	3,461
Depreciation and amortization	2,712	1,049	168	3,929
Three months ended September 30, 2022
Revenue from unaffiliated clients	$78,996	$46,970	$—	$125,966
Inter-segment revenue	103	89	(192)	—
Segment operating income (loss)	9,798	4,417	430	14,645
Total assets (at end of period)	303,102	150,005	117,083	570,190
Capital expenditures	1,590	1,096	16	2,702
Depreciation and amortization	2,872	1,075	224	4,171
Nine months ended September 30, 2023
Revenue from unaffiliated clients	$248,717	$132,863	$—	$381,580
Inter-segment revenue	145	144	(289)	—
Segment operating income (loss)	28,780	10,324	955	40,059
Total assets (at end of period)	302,769	163,395	126,250	592,414
Capital expenditures	5,879	1,237	727	7,843
Depreciation and amortization	8,374	3,034	502	11,910
Nine months ended September 30, 2022
Revenue from unaffiliated clients	$229,567	$132,597	$—	$362,164
Inter-segment revenue	424	183	(607)	—
Segment operating income (loss)	16,085	8,447	1,374	25,906
Total assets (at end of period)	303,102	150,005	117,083	570,190
Capital expenditures	5,721	1,984	490	8,195
Depreciation and amortization	8,804	3,581	703	13,088

(1) "Corporate & Other" represents those items that are not directly related to a particular operating segment and eliminations.

Return to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which included (i) the merger (the “Merger”) of Core Laboratories N.V. with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and (ii) following the completion of the Merger, the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. As a result of the Redomestication Transaction, all common shares in Core Laboratories N.V. were canceled and exchanged for common stock in Core Laboratories Luxembourg S.A. on a one-for-one basis. Former holders of Core Laboratories N.V. common shares now hold one share of common stock of Core Laboratories Inc. (formerly Core Laboratories Luxembourg S.A.) for each Core Laboratories N.V. common share owned immediately prior to the consummation of the Redomestication Transaction, and the business, assets, liabilities, directors and officers of Core Laboratories Inc. are now the same as the business, assets, liabilities, directors and officers of Core Laboratories N.V. immediately prior to the Redomestication Transaction. See Note 2 - Significant Accounting Policies Update – Basis of Presentation and Principles of Consolidation, Note 7 - Long-Term Debt, net, Note 8 - Pension And Other Postretirement Benefit Plans, Note 10 - Equity and Note 14 - Income Tax Expense (Benefit) of the Notes to the Interim Consolidated Financial Statements for additional information regarding the Redomestication Transaction. The following discussion should be read in conjunction with Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of September 30, 2023, and should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Part II, “Item 1A - Risk Factors” of this Quarterly Report and “Item 1A - Risk Factors” of Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by us with the SEC.

Outlook

Currently, global oil inventories are low relative to historical levels, and supply from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) is not expected to be sufficient to meet forecasted oil demand growth for the next few years. On April 2, 2023, OPEC+ announced further reductions in production of around 1.66 million barrels (“bbls”) per day. In addition to the two earlier reductions, Saudi Arabia, a key member of OPEC+, initiated a third voluntary reduction of 1.0 million bbls in July that is expected to continue through the end of 2023, as a precautionary measure aimed at supporting the stability of the oil market.

The current global demand for crude oil and natural gas remains at a high level and according to the latest International Energy Agency’s report, global demand is expected to increase for the remainder of 2023. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain at current levels or increase if projections for demand remain accurate. In 2022, capital spending towards the exploration of crude oil and natural gas reached their highest level in over a decade. However, drilling and completion activities onshore in the U.S. slowed in recent months as a result of several large consolidation transactions and as operating companies continue to maintain their focus on improving efficiencies and return on investment versus growing production. U.S. onshore drilling and completion activities are expected to maintain at current levels with some typical seasonal decrease towards the end of 2023. Outside the U.S., international oil and gas projects continue to build and are expected to grow and accelerate into the next several years. Therefore, our clients' activities associated with the appraisal, development and production of crude oil and natural gas are also expected to remain at current levels or increase for the remainder of 2023.

Return to Index

The geopolitical conflict between Russia and Ukraine that erupted in February 2022, caused disruptions to traditional maritime supply chains associated with the movement of crude oil, primarily reducing the level of crude oil sourced from Russia and being imported into various European ports. The disruptions to traditional maritime supply chains of crude oil and derived products, such as diesel fuel, and associated sanctions imposed on maritime exports of these products out of Russia caused significant volatility in both the prices and trading patterns of these products during 2022 and into 2023. As a result, average crude-oil prices were elevated during 2022, but have since decreased and moderated for the nine months ended September 30, 2023. The maritime supply chains associated with the movement of crude oil have continued to realign and stabilize throughout 2023, which has reduced some of the volatility in crude-oil prices. Core Lab expects crude-oil supply lines to remain more stable, although the recent conflict that erupted in the Middle East resulted in some disruption in the movement and trading of crude oil in October of 2023. The Company's volume of associated laboratory services is expected to be commensurate with the trading and movement of crude-oil into Europe, the Middle East, Asia and across the globe. However, the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in many offshore developments in both the U.S. and internationally. In the U.S. we are involved in projects in many of the onshore unconventional basins and offshore projects in the Gulf of Mexico. Outside the U.S. we continue to work on many smaller and large-scale projects analyzing crude oil and derived products in every major producing region of the world. Notable larger projects are in locations such as Guyana and Suriname located offshore South America, Australia, Southern Namibia and the Middle East, including Qatar, Saudi Arabia, Kuwait and the United Arab Emirates. Analysis and measurement of crude oil derived products also occurs in every major producing region of the world. Additionally, some of our major clients have begun investing in projects to reduce the levels of CO2 in the atmosphere, including carbon capture and sequestration projects. The Company’s activities on these projects have expanded and are expected to continue expanding in 2024 and beyond.

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended September 30,				2023/2022
	2023		2022		$ Change	% Change
REVENUE:
Services	$92,883	74%	$87,891	70%	$4,992	6%
Product sales	32,460	26%	38,075	30%	(5,615)	(15)%
Total revenue	125,343	100%	125,966	100%	(623)	(0)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	68,976	74%	67,618	77%	1,358	2%
Cost of product sales, exclusive of depreciation expense shown below*	27,641	85%	31,312	82%	(3,671)	(12)%
Total cost of services and product sales	96,617	77%	98,930	79%	(2,313)	(2)%
General and administrative expense, exclusive of depreciation expense shown below	9,452	8%	10,001	8%	(549)	(5)%
Depreciation and amortization	3,929	3%	4,171	3%	(242)	(6)%
Other (income) expense, net	673	1%	(1,781)	(1)%	2,454	NM
OPERATING INCOME	14,672	12%	14,645	12%	27	0%
Interest expense	3,147	3%	3,138	2%	9	0%
Income before income taxes	11,525	9%	11,507	9%	18	0%
Income tax expense (benefit)	2,305	2%	3,856	3%	(1,551)	(40)%
Net income	9,220	7%	7,651	6%	1,569	21%
Net income (loss) attributable to non-controlling interest	(37)	—%	127	—%	(164)	NM
Net income attributable to Core Laboratories Inc.	$9,257	7%	$7,524	6%	$1,733	23%

Other Data:
Current ratio (1)	2.71:1		2.23:1
Debt to EBITDA ratio (2)	2.26:1		2.81:1
Debt to Adjusted EBITDA ratio (3)	1.92:1		2.42:1

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

Return to Index

	Three Months Ended				Q3/Q2
	September 30, 2023		June 30, 2023		$ Change	% Change
REVENUE:
Services	$92,883	74%	$93,265	73%	$(382)	(0)%
Product sales	32,460	26%	34,616	27%	(2,156)	(6)%
Total revenue	125,343	100%	127,881	100%	(2,538)	(2)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	68,976	74%	71,121	76%	(2,145)	(3)%
Cost of product sales, exclusive of depreciation expense shown below*	27,641	85%	29,174	84%	(1,533)	(5)%
Total cost of services and product sales	96,617	77%	100,295	78%	(3,678)	(4)%
General and administrative expense, exclusive of depreciation expense shown below	9,452	8%	5,811	5%	3,641	63%
Depreciation and amortization	3,929	3%	3,937	3%	(8)	(0)%
Other (income) expense, net	673	1%	(1,068)	(1)%	1,741	NM
OPERATING INCOME	14,672	12%	18,906	15%	(4,234)	(22)%
Interest expense	3,147	3%	3,236	3%	(89)	(3)%
Income before income taxes	11,525	9%	15,670	12%	(4,145)	(26)%
Income tax expense (benefit)	2,305	2%	(7,259)	(6)%	9,564	NM
Net income	9,220	7%	22,929	18%	(13,709)	(60)%
Net income (loss) attributable to non-controlling interest	(37)	—%	83	—%	(120)	NM
Net income attributable to Core Laboratories Inc.	$9,257	7%	$22,846	18%	$(13,589)	(59)%

Other Data:
Current ratio (1)	2.71:1		2.45:1
Debt to EBITDA ratio (2)	2.26:1		2.18:1
Debt to Adjusted EBITDA ratio (3)	1.92:1		1.85:1

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

Return to Index

	Nine Months Ended September 30,				2023/2022
	2023		2022		$ Change	% Change
REVENUE:
Services	$277,224	73%	$258,036	71%	$19,188	7%
Product sales	104,356	27%	104,128	29%	228	0%
Total revenue	381,580	100%	362,164	100%	19,416	5%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	211,031	76%	204,641	79%	6,390	3%
Cost of product sales, exclusive of depreciation expense shown below*	87,409	84%	89,198	86%	(1,789)	(2)%
Total cost of services and product sales	298,440	78%	293,839	81%	4,601	2%
General and administrative expense, exclusive of depreciation expense shown below	31,594	8%	29,393	8%	2,201	7%
Depreciation and amortization	11,910	3%	13,088	4%	(1,178)	(9)%
Other (income) expense, net	(423)	—%	(62)	—%	(361)	582%
OPERATING INCOME (LOSS)	40,059	10%	25,906	7%	14,153	55%
Interest expense	9,812	3%	8,489	2%	1,323	16%
Income before income taxes	30,247	8%	17,417	5%	12,830	74%
Income tax expense (benefit)	(4,344)	(1)%	4,449	1%	(8,793)	NM
Net income	34,591	9%	12,968	4%	21,623	167%
Net income attributable to non-controlling interest	115	—%	266	—%	(151)	NM
Net income attributable to Core Laboratories Inc.	$34,476	9%	$12,702	4%	$21,774	171%

Other Data:
Current ratio (1)	2.71:1		2.23:1
Debt to EBITDA ratio (2)	2.26:1		2.81:1
Debt to Adjusted EBITDA ratio (3)	1.92:1		2.42:1

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

Operating Results for the Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022 and June 30, 2023 and for the Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development, and production of oil, gas and derived products outside the U.S. For the three months ended September 30, 2023, service revenue was $92.9 million, an increase of 6% year-over-year and relatively flat sequentially. Year-over-year, the increase was due to growth in activity levels in both U.S. and international markets. Growth occurred in several international markets including the recovery of services in the European region as supply chains and logistic patterns of maritime transportation of crude oil and derived products realign. The increase in U.S. operations benefited from growing client activity for our reservoir core and reservoir fluids analysis services in the U.S. market. Sequentially, international projects improved marginally as activity on projects outside the U.S. continues to build, however, these increases were offset by decreased use of our diagnostic services on the U.S.

Return to Index

onshore completions. For the nine months ended September 30, 2023, service revenue was $277.2 million, an increase of 7% compared to the same period in the prior year, driven by increases in both international and U.S. activity, as discussed above.

Product Sales Revenue

For the three months ended September 30, 2023, product sales revenue of $32.5 million decreased 15% year-over-year and 6% sequentially. Year-over-year the decline in our product sales revenue is primarily associated with the activity decline in the U.S. onshore market, where the average U.S. land rig count decreased 15% over the same period. Additionally, during the three months ended September 30, 2023, our product sales were impacted by a slight delay in some larger international bulk sales. Product sales to international markets are typically shipped and delivered in bulk and the timing of delivery can vary from one quarter to another. Sequentially, the average rig count for U.S. land decreased 10% and associated well completions also decreased, however, product sales in the U.S. remained flat. The 6% decrease in product sales revenue was caused by some delays in larger bulk sales to international markets. For the nine months ended September 30, 2023, product sales revenue was $104.4 million, relatively flat in both the U.S. land and international markets, compared to the same period in the prior year.

Cost of Services, excluding depreciation

Cost of services was $69.0 million for the three months ended September 30, 2023, an increase of 2% year-over-year and a decrease of 3% sequentially. Cost of services expressed as a percentage of service revenue improved to 74% for the three months ended September 30, 2023, compared to 77% for the same period in the prior year, and 76% compared to the prior quarter. The year-over-year and sequential improvement in cost of services as a percentage of service revenue for the three months ended September 30, 2023, was primarily associated with improved utilization of our global laboratory network on higher revenue. For the nine months ended September 30, 2023, cost of services was $211.0 million, an increase of 3% compared to the same period in the prior year. Cost of services expressed as a percentage of service revenue improved to 76% compared to 79% in the same period in the prior year. The improvement was also primarily associated with improved utilization of our global laboratory network on higher revenue.

Cost of Product Sales, excluding depreciation

Cost of product sales was $27.6 million for the three months ended September 30, 2023, a decrease of 12% year-over-year and 5% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 85% for the three months ended September 30, 2023, compared to 82% year-over-year and 84% for the prior quarter. The year-over-year and sequential changes in cost of product sales as a percentage of product sales for the three months ended September 30, 2023, were primarily due to inflation in material costs throughout 2023 and higher absorption of fixed costs on a lower revenue base. For the nine months ended September 30, 2023, cost of product sales was $87.4 million, a decrease of 2% compared to the same period in the prior year. Cost of product sales expressed as a percentage of product sales revenue was 84% for the nine months ended September 30, 2023, and improved from 86% compared to the same period in the prior year. The improvement in cost of product sales as a percentage of product sales revenue was primarily due to improved manufacturing productivity while the revenue base remained relatively flat in these periods, though this improvement was partially offset by inflation, as discussed above.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended September 30, 2023, was $9.5 million, a decrease of $0.5 million year-over-year and an increase of $3.6 million sequentially. Year-over-year, the decrease was primarily due to changes in compensation expenses. Sequentially, the increase was primarily due to two items that reduced G&A expense in the three months ended June 30, 2023: 1) a reversal of $0.9 million in stock compensation expense previously recognized as the performance conditions associated with the performance share awards were determined to be unachievable and 2) a net gain of $2.0 million from the company owned life insurance policies associated with death benefit proceeds; no such transactions occurred in the three months ended September 30, 2023.

Return to Index

G&A expense for the nine months ended September 30, 2023, was $31.6 million compared to $29.4 million for the nine months ended September 30, 2022. The increase of $2.2 million was primarily due to 1) the recognition of additional stock compensation expense of $6.5 million in 2023, compared to $3.9 million in 2022, which was associated with the accelerated stock compensation expense for retirement eligible employees; and 2) the reversal of stock compensation expense previously recognized as the performance conditions associated with the performance share awards were determined to be unachievable in the amount of $0.9 million in 2023 compared to a reversal of $3.3 million in 2022. Additionally, the nine months ended September 30, 2023 includes: 1) a net gain of $2.0 million from the company owned life insurance policies associated with death benefit proceeds; and 2) investment gains on company owned life insurance policies in 2023 compared to losses in 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2023, was $3.9 million, a decrease of 6% year-over-year and relatively flat sequentially. Depreciation and amortization expense for the nine months ended September 30, 2023, was $11.9 million, a decrease of 9% year-over-year. Decreasing depreciation and amortization expense is primarily due to lower levels of capital expenditures for the last several years.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Gain) loss on sale of assets	$(76)	$(96)	$(109)	$(363)
Results of non-consolidated subsidiaries	(135)	(59)	(334)	(173)
Foreign exchange (gain) loss, net	238	(1,303)	(292)	(462)
Rents and royalties	(205)	(222)	(460)	(533)
Return on pension assets and other pension costs	(336)	(132)	(992)	(416)
Loss on lease abandonment and other exit costs	505	—	1,146	—
Assets write-down	128	—	1,143	—
Severance and other charges	—	—	—	3,332
Insurance and other settlements	—	—	(604)	(669)
ATM termination costs	455	—	455	—
Other, net	99	31	(376)	(778)
Total other (income) expense, net	$673	$(1,781)	$(423)	$(62)

During the three and nine months ended September 30, 2023, we abandoned certain leases in the U.S. and Canada and incurred costs of $0.5 million and $1.1 million, respectively. We integrated and relocated these facilities and wrote down related leasehold improvements and right of use assets of $0.1 million and $1.1 million, respectively.

During the nine months ended September 30, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

During the nine months ended September 30, 2022, we received insurance settlements of $0.7 million associated with business interruptions and property losses to certain facilities caused by the North America mid-continent winter storm in February 2021.

During the three and nine months ended September 30, 2023, we wrote off previously deferred costs of $0.5 million upon termination of our ATM Program. See Note 10 - Equity of the Notes to the Interim Consolidated Financial Statements, for additional information.

Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
British Pound	$(30)	$(187)	$(211)	$(195)
Canadian Dollar	98	130	92	159
Colombian Peso	(12)	(309)	120	(398)
Euro	13	(501)	(4)	(956)
Russian Ruble	15	(533)	(326)	572
Turkish Lira	(24)	(7)	(472)	117
Other currencies, net	178	104	509	239
Foreign exchange (gain) loss, net	$238	$(1,303)	$(292)	$(462)

Interest Expense

Interest expense for the three months ended September 30, 2023 was $3.1 million, relatively flat year-over-year and compared to $3.2 million in the prior quarter. Sequentially, the decrease was primarily due to lower average borrowings during the three months ended September 30, 2023, and the net effect of our interest rate swap hedging transactions during these periods. Interest expense for the nine months ended September 30, 2023 was $9.8 million compared to $8.5 million for the nine months ended September 30, 2022. Year-over-year, for the nine months ended September 30, 2023, interest expense was higher primarily due to rising interest rates on our aggregated variable rate debt during these periods. See Note 11 - Derivative Instruments and Hedging Activities of the Notes to the Interim Consolidated Financial Statements, for additional information.

Income Tax Expense (Benefit)

The Company recorded income tax expense of $2.3 million and an income tax benefit of $4.3 million for the three and nine months ended September 30, 2023, respectively, compared to an income tax expense of $3.9 million and $4.4 million for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023, was 20% and (14.4%), respectively. The effective tax rate for the three and nine months ended September 30, 2022, was 33.5% and 25.5%, respectively. The tax rate for the three months ended September 30, 2023, was largely impacted by the earnings mix of jurisdictions subject to tax for that period and items discrete to that period. The tax rate for the nine months ended September 30, 2023 was largely impacted by the reversal of net deferred tax liabilities attributable to Core Laboratories N.V. which will not be realized subsequent to the Redomestication Transaction on May 1, 2023. The tax rate for the three months ended September 30, 2022, in contrast, was largely impacted by nondeductible items and the earnings mix of jurisdictions subject to tax for that period. The tax rate for the nine months ended September 30, 2022, was largely impacted by taxable gains in local jurisdictions associated with foreign currency translation of U.S. dollar denominated receivables, primarily in the United Kingdom and Turkey. The increased tax was partially offset by the release of withholding tax of $0.6 million related to unrepatriated earnings of our Russian subsidiary amounting to $12.0 million, which are not expected to be distributed in the foreseeable future.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

Return to Index

	Three Months Ended September 30,		2023/2022		Three Months Ended June 30,	Q3/Q2
	2023	2022	$ Change	% Change	2023	$ Change	% Change
Revenue:
Reservoir Description	$85,145	$78,996	$6,149	8%	$83,384	$1,761	2%
Production Enhancement	40,198	46,970	(6,772)	(14)%	44,497	(4,299)	(10)%
Consolidated	$125,343	$125,966	$(623)	(0)%	$127,881	$(2,538)	(2)%
Operating income (loss):
Reservoir Description	$12,992	$9,798	$3,194	33%	$13,316	$(324)	(2)%
Production Enhancement	1,544	4,417	(2,873)	(65)%	5,498	(3,954)	(72)%
Corporate and Other (1)	136	430	(294)	NM	92	44	NM
Consolidated	$14,672	$14,645	$27	0%	$18,906	$(4,234)	(22)%
"NM" means not meaningful (1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

	Nine Months Ended September 30,		2023/2022
	2023	2022	$ Change	% Change
Revenue:
Reservoir Description	$248,717	$229,567	$19,150	8%
Production Enhancement	132,863	132,597	266	0%
Consolidated	$381,580	$362,164	$19,416	5%
Operating income (loss):
Reservoir Description	$28,780	$16,085	$12,695	79%
Production Enhancement	10,324	8,447	1,877	22%
Corporate and Other (1)	955	1,374	(419)	NM
Consolidated	$40,059	$25,906	$14,153	55%
"NM" means not meaningful (1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

Reservoir Description

Reservoir Description operations are closely correlated with trends in international and offshore activity levels, with approximately 80% of its revenue sourced from existing producing fields, development projects and movement of crude oil products outside the U.S. The Company continues to see improvement in international projects across several international regions; however, increases in project activity have been offset by disruptions caused by the Russia-Ukraine geopolitical conflict. The Russia-Ukraine geopolitical conflict that erupted in February 2022 caused disruptions and changes in the maritime movement and logistical trading patterns for crude oil and derived products, primarily exports from Russia being transported into Europe. As the supply chains and logistic patterns of maritime transportation of crude oil and derived products continue to stabilize, activity in the European region has improved and become more stable during 2023.

Revenue from the Reservoir Description operating segment of $85.1 million for the three months ended September 30, 2023 increased 8% year-over-year and 2% sequentially. During the three months ended September 30, 2023, the year-over-year increase was primarily due to increased demand for reservoir core and reservoir fluids analysis services on international projects along with relatively strong growth associated with both oil and gas and carbon capture and storage projects in the U.S., compared to the same period in 2022. Additionally, growth occurred in several international markets including the recovery of services in the European region as supply chains and logistic patterns of maritime transportation of crude oil and derived products realign. The sequential increase in revenue is primarily due to growing client activity for our reservoir core and reservoir fluids analysis services in the U.S. and South America, as well as continued recovery and stabilization of crude-oil importation and blending activity levels in the European region. Revenue from the Reservoir Description segment of $248.7 million for the nine months ended September 30, 2023 increased 8% from the same period in 2022. The increased revenue in 2023 is primarily due to growing client activity in the U.S., and multiple international regions, and continued recovery of some

Return to Index

services associated with the maritime movement of crude oil and derived products which was impacted by the Russia-Ukraine conflict, as discussed above.

Operating income of $13.0 million for the three months ended September 30, 2023, increased $3.2 million, year-over-year and was relatively flat sequentially. Year-over-year, the operating income increased primarily due to operating income from incremental revenue of $6.1 million and improved utilization of our global laboratory network on higher activity levels. Sequentially, the increase in operating income generated from the incremental revenue was offset by a charge of $0.6 million associated with the exit and consolidation of certain facilities in the three months ended September 30, 2023. In the three months ended June 30, 2023, a gain associated with the reversal of previously recognized stock compensation expense of $0.6 million was recorded, as the performance conditions associated with the performance share awards were determined to be unachievable, and a net gain of $1.3 million from company owned life insurance policies associated with death benefit proceeds. No similar transactions were recorded in the three months ended September 30, 2023. Operating income of $28.8 million for the nine months ended September 30, 2023, increased $12.7 million or 79% year-over-year compared to the same period in 2022. The increase in operating income is primarily due to the incremental revenue of $19.2 million in 2023 and the improved utilization of our global laboratory network and the other transactions, as discussed above.

Operating margins were 15% for the three months ended September 30, 2023, compared to 12% for the three months ended September 30, 2022, and 16% for the three months ended June 30, 2023. Operating margins were 12% for the nine months ended September 30, 2023, which increased from 7% for the nine months ended September 30, 2022. The increases in operating margin were primarily driven by higher revenue, improved utilization and additionally a net gain from company owned life insurance policies in 2023, as discussed above.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. During the year 2022, U.S. onshore drilling and completion activities continued to increase during the year through mid-November, and then had a typical seasonal decline at the end of the year. As 2023 began, U.S. onshore drilling and completion activities began to increase but peaked in April of 2023, and have since declined through the end of September. The decline in drilling and completion activity is due to the weakening of natural gas commodity prices in 2023, some consolidation transactions of oil and gas operating companies, and operating companies being ahead of schedule in their annual drilling programs due to efficiencies gained in drilling and completing wells. Operators have remained disciplined with their annual plans and remain focused on return of investment versus growing production. As a result, the average rig count in the U.S. land market for the three months ended September 30, 2023, was down by 15% year-over-year and 10% sequentially. International drilling and completion activities continued to improve during the three months ended September 30, 2023.

Revenue from the Production Enhancement operating segment of $40.2 million for the three months ended September 30, 2023, decreased 14% year-over-year and 10% sequentially. Although international markets continue to strengthen year-over-year, this has been offset by a weaker U.S. onshore market. Decreases year-over-year and sequentially were primarily due to decreased activity in the U.S. market, as discussed above. Additionally, some product sales were delayed into Asia Pacific and in South America due to instability caused by political unrest. Revenue from the Production Enhancement segment of $132.9 million for the nine months ended September 30, 2023, remained flat compared to the same period in 2022. The increased drilling and completion activity in international markets was substantially offset by the decrease in drilling and completion activities in the U.S. land market due to the factors discussed above.

Operating income of $1.5 million for the three months ended September 30, 2023, decreased $2.9 million year-over-year, and $4.0 million sequentially. The year-over-year and sequential decreases in operating income were primarily due to decremental revenue during the respective periods and continued increase in cost of materials and shipping as a result of inflation, partially offset by improved manufacturing efficiencies. Operating income of $10.3 million for the nine months ended September 30, 2023, increased $1.9 million compared to the same period in the prior year. The increase in operating income was primarily

Return to Index

driven by improved manufacturing efficiencies and a net gain of $0.7 million from company owned life insurance policies associated with death benefit proceeds, partially offset by increased cost of materials and shipping due to inflation in 2023.

Operating margins for the three months ended September 30, 2023, were 4%, compared to operating margins of 9% for the same period in the prior year and 12% in the three months ended June 30, 2023. The decreases in year-over-year and sequential operating margins were primarily due to the higher absorption of fixed costs on a lower revenue base and continued inflationary impact on material and other costs, as discussed above. Operating margins were 8% for the nine months ended September 30, 2023, which increased from 6% for the nine months ended September 30, 2022. The increases in operating margin were primarily driven by improved manufacturing efficiencies and a net gain of $0.7 million from company owned life insurance policies, partially offset by increased cost of materials and shipping caused by inflation, as discussed above.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provide the primary source of funds to finance operating needs, capital expenditures, dividends and our share repurchase program. Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and the ability to issue additional equity and debt, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividends, share repurchase program and future acquisitions. The Company will continue to monitor and evaluate the availability of debt and equity markets.

We were a holding company incorporated in the Netherlands, and after the Redomestication Transaction completed in May 2023, we are a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2023, $15.9 million of our $16.6 million of cash was held by our foreign subsidiaries.

The Company continues to maintain the quarterly dividend of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

	Nine Months Ended September 30,		2023/2022
	2023	2022	% Change
Cash flows provided by (used in):
Operating activities	$5,360	$11,745	(54)%
Investing activities	(4,206)	(4,914)	(14)%
Financing activities	34	(10,802)	NM
Net change in cash and cash equivalents	$1,188	$(3,971)	NM

Comparing the nine months ended September 30, 2023 to the same period in the prior year, net income increased $21.6 million, however, cash flows provided by operating activities decreased by $6.4 million. Net income for the nine months ended September 30, 2023 includes a non-cash tax benefit of approximately $11.6 million associated with the Company’s Redomestication Transaction, and non-cash investment gains of $3.2 million in 2023 compared to non-cash losses of $6.4 million in 2022.

Return to Index

In the nine months ended September 30, 2023, there was an increase of approximately $22.0 million of cash used in working capital, which includes a higher cash tax paid of $5.6 million, when compared to the same period in the prior year. The Company continues to carry higher levels of inventory in anticipation of higher demand and to mitigate longer lead times required to source raw materials used in the manufacturing of the products we sell as supply chains continue to be disrupted.

Cash flows used in investing activities for the nine months ended September 30, 2023 of $4.2 million were driven primarily by funding capital expenditures of $7.8 million offset by net proceeds received on company owned life insurance policies of $3.4 million. Cash flows used in investing activities for the nine months ended September 30, 2022 of $4.9 million were driven primarily by funding capital expenditures of $8.2 million offset by net proceeds received on company owned life insurance policies and proceeds from insurance settlements of $2.1 million and $0.6 million, respectively.

Cash flows provided by financing activities for the nine months ended September 30, 2023 were nominal and driven by a $6.0 million net increase in long-term debt related to the issuance of $50.0 million of new senior notes and increases in the Credit Facility primarily to repay the 2011 Senior Notes that matured September 30, 2023. Cash used for debt issuance costs related to the new senior notes was $1.3 million. We also paid quarterly dividends of $1.4 million and Redomestication Transaction costs of $2.8 million. Cash flows used in financing activities for the nine months ended September 30, 2022 of $10.8 million were driven primarily by net repayment on our Credit Facility of $5.0 million, debt issuance costs related to the renewal of the Credit Facility of $1.7 million, quarterly dividend payments of $1.4 million and repurchase of common stock of $2.3 million.

During the nine months ended September 30, 2023, we repurchased 17,041 shares of our common stock to satisfy personal tax liabilities of participants in our stock-based compensation plan for an aggregate purchase price of $0.4 million.

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

	Nine Months Ended September 30,		2023/2022
	2023	2022	% Change
Free cash flow calculation:
Net cash provided by (used in) operating activities	$5,360	$11,745	(54)%
Less: Cash paid for capital expenditures	(7,843)	(8,195)	(4)%
Free cash flow	$(2,483)	$3,550	NM

Free cash flow decreased for the nine months ended September 30, 2023, compared to the same period in 2022 primarily as a result of higher levels of working capital which decreased cash provided by operating activities for the nine months ended September 30, 2023, compared to the same period in 2022, as discussed above.

Senior Notes, Credit Facility and Available Future Liquidity

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes that were issued through private placement transactions. On September 30, 2023, we retired the 2011 Senior Notes

Return to Index

with aggregate principal amount of $75 million upon the maturity date. Series A and Series B of the 2021 Senior Notes were issued and funded in 2021. Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bears interest at a fixed rate of 4.09% and is due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount that bears interest at a fixed rate of 4.38% and is due in full on January 12, 2028. Series A and Series B of the 2023 Senior Notes were issued and funded in June 2023. Series A of the 2023 Senior Notes consists of $25 million in aggregate principal amount that bears interest at a fixed rate of 7.25% and is due in full on June 28, 2028. Series B of the 2023 Senior Notes consists of $25 million in aggregate principal amount that bears interest at a fixed rate of 7.50% and is due in full on June 28, 2030. The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”.

Additionally, we, along with our wholly owned subsidiary CLIH, have a secured credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135 million with a $50 million “accordion” feature. Proceeds from the 2023 Senior Notes were used to repay all amounts outstanding under the Credit Facility at June 30, 2023, and in September 2023, we used $71.0 million of the Credit Facility’s available capacity towards retiring the 2011 Senior Notes that matured September 30, 2023. As of September 30, 2023, the Credit Facility has an available borrowing capacity of approximately $56 million. In accordance with the terms of the Credit Facility, our leverage ratio is 1.92, and our interest coverage ratio is 6.63, each for the period ended September 30, 2023. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes. See Note 7 - Long-Term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Senior Notes and the Credit Facility.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because

Return to Index

of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
July 1-31, 2023	—	$—	—	4,649,417
August 1-31, 2023 (1)	(7,843)	$27.43	—	4,667,521
September 1-30, 2023 (1)	(128)	$24.92	—	4,667,573
Total	(7,971)	$27.39	—

(1)
Repurchased shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2)
During the three months ended September 30, 2023, we distributed 26,127 shares of our treasury stock upon vesting of stock-based awards.

Item 5. Other Information

Return to Index

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement” within the meaning of Item408(a) of Item 408 of Regulation S-K.

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

CORE LABORATORIES INC.

Date:	November 2, 2023	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index