Form 10-Q
period 2024-03-31
Core Laboratories Inc. /DE/
filed 2024-04-25
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at April 19, 2024 was 46,899,863.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,913	$15,120
Accounts receivable, net of allowance for credit losses of $2,548 and $2,280 at 2024 and 2023, respectively	115,092	109,352
Inventories	70,711	71,702
Prepaid expenses	9,562	8,153
Income taxes receivable	14,443	13,716
Other current assets	4,326	5,093
TOTAL CURRENT ASSETS	229,047	223,136
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $318,151 and $315,796 at 2024 and 2023, respectively	98,521	99,626
RIGHT OF USE ASSETS	53,636	53,842
INTANGIBLES, net of accumulated amortization and impairment of $18,951 and $18,825 at 2024 and 2023, respectively	6,801	6,926
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	66,267	69,201
OTHER ASSETS	34,233	34,219
TOTAL ASSETS	$587,950	$586,395
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,486	$33,506
Accrued payroll and related costs	20,178	18,791
Taxes other than payroll and income	4,148	5,939
Unearned revenues	5,126	4,755
Operating lease liabilities	10,430	10,175
Income taxes payable	3,816	7,280
Other current liabilities	9,284	7,651
TOTAL CURRENT LIABILITIES	85,468	88,097
LONG-TERM DEBT, net	160,370	163,134
LONG-TERM OPERATING LEASE LIABILITIES	41,481	42,076
DEFERRED COMPENSATION	30,445	30,544
DEFERRED TAX LIABILITIES, net	12,590	12,697
OTHER LONG-TERM LIABILITIES	20,179	20,040
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,938,557 issued and 46,864,366 outstanding at 2024; 46,938,557 issued and 46,856,536 outstanding at 2023	469	469
Additional paid-in capital	114,642	110,011
Retained earnings	123,508	120,756
Accumulated other comprehensive income (loss)	(5,160)	(4,972)
Treasury stock (at cost), 74,191 and 82,021 shares at 2024 and 2023, respectively	(1,304)	(1,449)
Total Core Laboratories Inc. shareholders' equity	232,155	224,815
Non-controlling interest	5,262	4,992
TOTAL EQUITY	237,417	229,807
TOTAL LIABILITIES AND EQUITY	$587,950	$586,395

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
REVENUE:
Services	$96,495	$91,076
Product sales	33,142	37,280
Total revenue	129,637	128,356
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	73,865	70,934
Cost of product sales, exclusive of depreciation expense shown below	30,723	30,594
General and administrative expense, exclusive of depreciation expense shown below	11,789	16,331
Depreciation	3,715	3,939
Amortization	128	105
Other (income) expense, net	846	(28)
OPERATING INCOME	8,571	6,481
Interest expense	3,423	3,429
Income before income taxes	5,148	3,052
Income tax expense (benefit)	1,658	610
Net income	3,490	2,442
Net income attributable to non-controlling interest	270	69
Net income attributable to Core Laboratories Inc.	$3,220	$2,373

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.07	$0.05
Basic earnings per share attributable to Core Laboratories Inc.	$0.07	$0.05

Diluted earnings per share	$0.07	$0.05
Diluted earnings per share attributable to Core Laboratories Inc.	$0.07	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,859	46,634
Diluted	47,703	47,481

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
Net income	$3,490	$2,442
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income	(297)	266
Income tax (expense) benefit on interest rate swaps reclassified to net income	62	(56)
Total interest rate swaps	(235)	210
Pension and other postretirement benefit plans:
Amortization of actuarial gain (loss) reclassified to net income	64	39
Income tax (expense) benefit on pension and other postretirement benefit plans reclassified to net income	(17)	(10)
Total pension and other postretirement benefit plans	47	29
Total other comprehensive income (loss)	(188)	239
Comprehensive income	3,302	2,681
Comprehensive income attributable to non-controlling interest	270	69
Comprehensive income attributable to Core Laboratories Inc.	$3,032	$2,612

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
Common Stock
Balance at Beginning of Period	$469	$1,194
New share issuance	—	—
Balance at End of Period	$469	$1,194
Additional Paid-In Capital
Balance at Beginning of Period	$110,011	$102,254
New share issuance	—	—
Stock-based compensation	4,631	8,981
Balance at End of Period	$114,642	$111,235
Retained Earnings
Balance at Beginning of Period	$120,756	$85,949
Dividends paid	(468)	(467)
Net income attributable to Core Laboratories Inc.	3,220	2,373
Balance at End of Period	$123,508	$87,855
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(4,972)	$(3,777)
Interest rate swaps, net of income taxes	(235)	210
Pension and other postretirement benefit plans, net of income taxes	47	29
Balance at End of Period	$(5,160)	$(3,538)
Treasury Stock
Balance at Beginning of Period	$(1,449)	$(1,362)
Stock-based compensation	189	3
Repurchase of common stock	(44)	(1)
Balance at End of Period	$(1,304)	$(1,360)
Non-Controlling Interest
Balance at Beginning of Period	$4,992	$4,696
Net income attributable to non-controlling interest	270	69
Balance at End of Period	$5,262	$4,765
Total Equity
Balance at Beginning of Period	$229,807	$188,954
New share issuance	—	—
Stock-based compensation	4,820	8,984
Dividends paid	(468)	(467)
Net income	3,490	2,442
Interest rate swaps, net of income taxes	(235)	210
Pension and other postretirement benefit plans, net of income taxes	47	29
Repurchase of common stock	(44)	(1)
Balance at End of Period	$237,417	$200,151

Cash Dividends per Share	$0.01	$0.01

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,938,557	46,699,102
New share issuance	—	2,000
Balance at End of Period	46,938,557	46,701,102

Treasury Stock - Number of shares
Balance at Beginning of Period	(82,021)	(67,168)
Stock-based compensation	10,675	150
Repurchase of common stock	(2,845)	(57)
Balance at End of Period	(74,191)	(67,075)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,856,536	46,631,934
New share issuance	—	2,000
Stock-based compensation	10,675	150
Repurchase of common stock	(2,845)	(57)
Balance at End of Period	46,864,366	46,634,027

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,490	$2,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,820	8,984
Depreciation and amortization	3,843	4,044
Assets write-down	1,110	1,015
Changes in value of life insurance policies	(946)	(791)
Deferred income taxes	2,827	936
Other non-cash items	269	(195)
Changes in assets and liabilities:
Accounts receivable	(6,290)	(4,024)
Inventories	991	(6,897)
Prepaid expenses and other current assets	(2,017)	(3,399)
Other assets	160	1,746
Accounts payable	(551)	(7,078)
Accrued expenses	(2,469)	587
Unearned revenues	371	10
Other liabilities	(78)	(549)
Net cash provided by (used in) operating activities	5,530	(3,169)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,052)	(2,208)
Patents and other intangibles	(3)	90
Proceeds from sale of assets	593	80
Net proceeds on life insurance policies	805	—
Net cash provided by (used in) investing activities	(1,657)	(2,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(17,000)	(16,000)
Proceeds from long-term debt	14,000	24,000
Debt issuance costs	(19)	(184)
Dividends paid	(468)	(466)
Repurchase of common stock	(44)	(1)
Equity related transaction costs	(549)	(1,285)
Net cash provided by (used in) financing activities	(4,080)	6,064
NET CHANGE IN CASH AND CASH EQUIVALENTS	(207)	857
CASH AND CASH EQUIVALENTS, beginning of period	15,120	15,428
CASH AND CASH EQUIVALENTS, end of period	$14,913	$16,285

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,286	$2,956
Cash payments for income taxes	$2,650	$1,541
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$1,200	$575
Equity related transaction costs incurred but not paid for as of the end of the period	$207	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Basis of Presentation and Principles of Consolidation

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”) which through a series of steps, resulted in the merger of Core Laboratories N.V., a holding company in the Netherlands, with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and subsequently the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. The Redomestication Transaction has been accounted for as a transaction between entities under common control. There is no difference between the combined separate entities prior to the Redomestication Transaction and the combined separate entities after the Redomestication Transaction, therefore, comparative information reported in these financial statements do not differ from amounts previously reported under Core Laboratories N.V.’s consolidated financial statements. These financial statements should be read in conjunction with Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022, including Note 2 - Summary of Significant Accounting Policies.

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2023, was derived from the 2023 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, including Note 2 - Summary of Significant Accounting Policies. There have been no changes to the accounting policies of the combined entities during the three months ended March 31, 2024.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2024, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2024.

Return to Index

Certain reclassifications were made to prior period amounts in order to conform to the current period presentations. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2023.

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

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through March 31, 2024, has resulted in disruptions to our operations in Russia and Ukraine. As of March 31, 2024, all laboratory facilities, offices, and locations in Russia and Ukraine continued to operate with no significant impact to local business operations. Therefore, we determined there was no triggering event for LLA in Russia and Ukraine, and no impairment assessments have been performed as of March 31, 2024.

Recent Accounting Pronouncements

Issued But Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023- 07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. Upon adoption, our disclosures regarding segment reporting will be expanded accordingly.

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

3. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three months ended March 31, 2024 and 2023.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Contract assets:
Current	$911	$1,293
	$911	$1,293
Contract liabilities:
Current	$668	$299
	$668	$299

Return to Index

March 31, 2024
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$668

The current portion of contract assets are included in our accounts receivable. The current portion of contract liabilities is included in unearned revenues.

We did not recognize any impairment losses on our contract assets during the three months ended March 31, 2024 and 2023.

5. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$31,477	$30,508
Parts and materials	35,660	37,670
Work in progress	3,574	3,524
Total inventories	$70,711	$71,702

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

The components of lease expense and other information are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Consolidated Statements of Operations:
Operating lease expense	$4,282	$4,489
Short-term lease expense	552	429
Variable lease expense	429	604
Sublease income	(57)	—
Total lease expense	$5,206	$5,522
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$3,850	$4,165
Right of use assets obtained in exchange for operating lease obligations	1,534	8,590
Other information:
Weighted-average remaining lease term - operating leases	8.99 years	8.41 years
Weighted-average discount rate - operating leases	5.37%	5.18%

Return to Index

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

	March 31, 2024
	Operating Leases	Operating Sublease
Remainder of 2024	$9,919	$(169)
2025	10,341	(232)
2026	8,074	(237)
2027	6,313	(241)
2028	4,907	(163)
Thereafter	26,678	—
Total undiscounted lease payments	66,232	$(1,042)
Less: Imputed interest	(14,321)
Total operating lease liabilities	$51,911

See Note 13 - Other (income) and expense, net regarding lease abandonments during the three months ended March 31, 2024 and 2023.

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			53,000	56,000
Total long-term debt			163,000	166,000
Less: Debt issuance costs			(2,630)	(2,866)
Long-term debt, net			$160,370	$163,134

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes outstanding that were issued through private placement transactions. Series A and Series B of the 2021 Senior Notes were issued in 2021 (the “2021 Senior Notes”). Series A and Series B of the 2023 Senior Notes were issued in 2023 (the “2023 Senior Notes”). The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”.

We, along with CLIH, have a credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature.

The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company’s U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company’s U.S. and foreign subsidiary companies. Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45.0 million, remain outstanding on July 12, 2025, unless the Company’s liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $9.8 million at March 31, 2024, resulting in an available borrowing capacity under the Credit Facility of approximately $72.2

Return to Index

million. In addition to indebtedness under the Credit Facility, we had approximately $7.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2024.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.76, and our interest coverage ratio is 6.27, each for the period ended March 31, 2024. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of March 31, 2024. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 11 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior notes.

The estimated fair value of total debt at March 31, 2024, and December 31, 2023, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Interest cost	$354	$367
Expected return on plan assets	(290)	(326)
Net periodic pension cost	$64	$41

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

See Note 7 - Long-term Debt, net for amounts committed under letters of credit and performance guarantees and bonds.

10. EQUITY

Treasury Stock

During the three months ended March 31, 2024, we distributed 10,675 shares of treasury stock upon vesting of stock-based awards. During the three months ended March 31, 2024, we repurchased 2,845 shares of our common stock for $44 thousand which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common stock under that plan. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March 2024, we paid a quarterly cash dividend of $0.01 per share of common stock. In addition, on April 24, 2024, we declared a quarterly dividend of $0.01 per share of common stock for shareholders of record on May 6, 2024, and payable on May 28, 2024.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,867)	$(5,914)
Interest rate swaps - net gain (loss) on fair value	707	942
Total accumulated other comprehensive income (loss)	$(5,160)	$(4,972)

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

In August 2014, we entered into a swap agreement with a notional amount of $25 million (“2014 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million (“2020 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. The hedging relationship is highly effective; therefore, gains and losses on these swaps will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit

Return to Index

Facility. Remaining net losses on these swaps included in accumulated other comprehensive income (loss) as of March 31, 2024, are $0.2 million all of which is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Credit Facility.

In March 2021, we entered into a new forward interest rate swap agreement and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. This forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). On June 28, 2023, the Company issued the 2023 Senior Notes in the aggregate principal amount of $50 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the existing LIBOR hedging instrument. The Company recognized a gain of $0.4 million in earnings for the $10 million over hedged portion of the interest rate swap in 2023. The remaining net gain on this swap included in accumulated other comprehensive income (loss) at March 31, 2024, which will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033, is $0.9 million, of which $0.9 million gain is expected to be reclassified into earnings within the next 12 months.

As of March 31, 2024, the aggregated gains and losses on these interest swaps that are included in accumulated other comprehensive income (loss) are a net gain of $0.7 million.

At March 31, 2024, we had fixed rate long-term debt aggregating $110 million and variable rate long-term debt aggregating $53 million.

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$39	$83	Increase (decrease) to interest expense
10 year interest rate swap	(336)	183	Increase (decrease) to interest expense
	$(297)	$266

12. FINANCIAL INSTRUMENTS

Return to Index

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

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,533	$—	$25,533	$—
	$25,533	$—	$25,533	$—
Liabilities:
Deferred compensation liabilities	$18,696	$—	$18,696	$—
	$18,696	$—	$18,696	$—

		Fair Value Measurement at
		December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,397	$—	$25,397	$—
	$25,397	$—	$25,397	$—
Liabilities:
Deferred compensation liabilities	$17,299	$—	$17,299	$—
	$17,299	$—	$17,299	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
(Gain) loss on sale of assets	$(537)	$96
Results of non-consolidated subsidiaries	(31)	(137)
Foreign exchange (gain) loss, net	285	(144)
Rents and royalties	(6)	(145)
Return on pension assets and other pension costs	(290)	(326)
Loss on lease abandonment and other exit costs	699	641
Assets write-down	1,110	1,015
Insurance and other settlements	(1,011)	(604)
Severance and other charges	824	—
Other, net	(197)	(424)
Total other (income) expense, net	$846	$(28)

During the three months ended March 31, 2024 and 2023, we abandoned certain leases in the U.S. and Canada, respectively, and incurred lease abandonment and other exit costs of $0.7 million and $0.6 million, respectively. As a result of consolidating

Return to Index

and exiting these facilities, the associated leasehold improvements, right of use assets and other assets of $1.1 million and $1.0 million were abandoned and expensed, respectively.

During the three months ended March 31, 2024, we had a fire incident at one of our U.K. facilities and have recorded partial insurance settlements of $1.0 million associated with costs incurred and loss of income from business interruption. During the three months ended March 31, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2024	2023
British Pound	$31	$(251)
Canadian Dollar	39	58
Colombian Peso	(7)	53
Euro	18	84
Indonesian Rupiah	80	(71)
Russian Ruble	(3)	(251)
Turkish Lira	21	(5)
Other currencies, net	106	239
Foreign exchange (gain) loss, net	$285	$(144)

14. INCOME TAX EXPENSE (BENEFIT)

The Company recorded income tax expense of $1.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024, was 32.2% recorded on income before income taxes of $5.1 million. The effective tax rate for the three months ended March 31, 2023, was 20% recorded on income before income taxes of $3.1 million. The tax rate for the three months ended March 31, 2024, was largely impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter.

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

The following table summarizes the calculation of weighted average shares of common stock outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Weighted average common shares outstanding - basic	46,859	46,634
Effect of dilutive securities:
Restricted shares	55	105
Performance shares	789	742
Weighted average common shares outstanding - diluted	47,703	47,481

Return to Index

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

We use the same accounting policies to prepare our operating segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific operating segments. Summarized financial information of our operating segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended March 31, 2024
Revenue from unaffiliated clients	$84,236	$45,401	$—	$129,637
Inter-segment revenue	14	47	(61)	—
Segment operating income	6,892	1,576	103	8,571
Total assets	308,490	163,665	115,795	587,950
Capital expenditures	2,830	220	2	3,052
Depreciation and amortization	2,684	1,036	123	3,843
Three months ended March 31, 2023
Revenue from unaffiliated clients	$80,188	$48,168	$—	$128,356
Inter-segment revenue	41	54	(95)	—
Segment operating income	2,471	3,281	729	6,481
Total assets	302,855	167,017	123,745	593,617
Capital expenditures	1,562	618	28	2,208
Depreciation and amortization	2,885	991	168	4,044

(1) "Corporate & Other" represents those items that are not directly related to a particular operating segment and eliminations.

Return to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which, through a series of steps, resulted in the merger of Core Laboratories N.V., a holding company in the Netherlands, with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and subsequently the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. The Redomestication Transaction has been accounted for as a transaction between entities under common control. There is no difference between the combined separate entities prior to the Redomestication Transaction and the combined separate entities after the Redomestication Transaction, therefore, comparative information reported below does not differ from amounts previously reported under Core Laboratories N.V.’s consolidated financial statements. The following discussion should be read in conjunction with Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022, including Note 2 - Summary of Significant Accounting Policies.

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of March 31, 2024, and should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).

General

Core Laboratories Inc. is a Delaware corporation. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from new and existing fields. We make measurements on reservoir rocks, reservoir fluids (crude oil, natural gas and water) and their derived products. In addition, we assist clients in evaluating subsurface targets associated with carbon capture and sequestration projects or initiatives. Core Laboratories Inc. has over 70 offices in more than 50 countries and employs approximately 3,500 people worldwide.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Part II, “Item 1A - Risk Factors” of this Quarterly Report and “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed by us with the SEC.

Outlook

Currently, global oil inventories are low relative to historical levels, and with continued supply restrictions from the Organization of the Petroleum Exporting Countries (“OPEC+”), global supply is expected to remain tight relative to forecasted growth in oil demand for the next few years. During the last couple of years, OPEC+ and its key member, Saudi Arabia, announced several mandatory and voluntary reductions in production that continue to remain in place and are aimed at supporting the stability of the oil market.

The current global demand for crude oil and natural gas remains at a high level and according to the latest International Energy Agency’s report, global demand is expected to increase in 2024 and 2025. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain at current levels or increase if projections for demand remain accurate. In 2022 and 2023, capital spending towards the exploration of crude oil and natural gas reached their highest level in over a decade with modest growth expected in 2024 and 2025. Therefore, our clients' activities associated with the appraisal, development and production of crude oil and natural gas are also expected to remain at current levels or increase for the remainder of 2024. Outside the U.S., international oil and gas projects continue to build and are expected to grow and accelerate into the next several years. U.S. onshore drilling and completion activities are expected to remain at current levels with some typical seasonal decrease towards the end of the year.

The ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East continue to cause disruptions to traditional maritime supply chains and the trading of crude oil and derived products, such as diesel fuel. The maritime supply chains associated with the movement of crude oil have continued to realign and stabilize throughout 2023 and in 2024, which has reduced some of the volatility in crude-oil prices and disruptions to our operations. Core Lab expects crude-oil supply lines to remain more stable, and the Company's volume of associated laboratory services to be commensurate with the trading and

Return to Index

movement of crude-oil into Europe, the Middle East, Asia and across the globe. The United States, the European Union, the United Kingdom and other countries continue to expand sanctions, export controls and other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories, which may have further impact on the trading and movement of crude oil and derived products. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in many offshore developments in both the U.S. and internationally. In the U.S. we are involved in projects in many of the onshore unconventional basins and offshore projects in the Gulf of Mexico. Outside the U.S. we continue to work on many smaller and large-scale projects analyzing crude oil and derived products in every major producing region of the world. Notable larger projects are in locations such as Guyana and Suriname located offshore South America, Australia, Southern Namibia and the Middle East. Analysis and measurement of crude oil derived products also occurs in every major producing region of the world. Additionally, some of our major clients have increased their investment in projects to capture and sequester CO2. The Company’s activities on these projects have expanded and are expected to continue expanding in 2024 and beyond.

Additionally, on March 6, 2024, the SEC finalized rules to require certain climate-related disclosures in filings for public companies, beginning for fiscal year 2025 for large accelerated filers. However, the rule has been subject to consolidated legal challenges in the U.S. Court of Appeals for the Eighth Circuit and the SEC has announced that it will not implement the rule while litigation is pending. While we are still assessing the rule’s potential impact on us, if the rule takes effect, we will be required to comply.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended March 31,
	2024		2023		$ Change	% Change
REVENUE:
Services	$96,495	74%	$91,076	71%	$5,419	6%
Product sales	33,142	26%	37,280	29%	(4,138)	(11)%
Total revenue	129,637	100%	128,356	100%	1,281	1%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	73,865	77%	70,934	78%	2,931	4%
Cost of product sales, exclusive of depreciation expense shown below*	30,723	93%	30,594	82%	129	0%
Total cost of services and product sales	104,588	81%	101,528	79%	3,060	3%
General and administrative expense, exclusive of depreciation expense shown below	11,789	9%	16,331	13%	(4,542)	(28)%
Depreciation and amortization	3,843	3%	4,044	3%	(201)	(5)%
Other (income) expense, net	846	1%	(28)	—%	874	NM
OPERATING INCOME	8,571	7%	6,481	5%	2,090	32%
Interest expense	3,423	3%	3,429	3%	(6)	(0)%
Income before income taxes	5,148	4%	3,052	2%	2,096	69%
Income tax expense (benefit)	1,658	1%	610	—%	1,048	172%
Net income	3,490	3%	2,442	2%	1,048	43%
Net income attributable to non-controlling interest	270	—%	69	—%	201	NM
Net income attributable to Core Laboratories Inc.	$3,220	2%	$2,373	2%	$847	36%

Other Data:
Current ratio (1)	2.68:1		2.38:1
Debt to EBITDA ratio (2)	1.99:1		2.52:1
Debt to Adjusted EBITDA ratio (3)	1.76:1		2.18:1

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

Return to Index

	Three Months Ended
	March 31, 2024		December 31, 2023		$ Change	% Change
REVENUE:
Services	$96,495	74%	$94,690	74%	$1,805	2%
Product sales	33,142	26%	33,520	26%	(378)	(1)%
Total revenue	129,637	100%	128,210	100%	1,427	1%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	73,865	77%	71,104	75%	2,761	4%
Cost of product sales, exclusive of depreciation expense shown below*	30,723	93%	30,413	91%	310	1%
Total cost of services and product sales	104,588	81%	101,517	79%	3,071	3%
General and administrative expense, exclusive of depreciation expense shown below	11,789	9%	8,665	7%	3,124	36%
Depreciation and amortization	3,843	3%	3,874	3%	(31)	(1)%
Other (income) expense, net	846	1%	(427)	—%	1,273	NM
OPERATING INCOME	8,571	7%	14,581	11%	(6,010)	(41)%
Interest expense	3,423	3%	3,618	3%	(195)	(5)%
Income before income taxes	5,148	4%	10,963	9%	(5,815)	(53)%
Income tax expense (benefit)	1,658	1%	8,529	7%	(6,871)	(81)%
Net income	3,490	3%	2,434	2%	1,056	43%
Net income attributable to non-controlling interest	270	—%	235	—%	35	NM
Net income attributable to Core Laboratories Inc.	$3,220	2%	$2,199	2%	$1,021	46%

Other Data:
Current ratio (1)	2.68:1		2.53:1
Debt to EBITDA ratio (2)	1.99:1		2.11:1
Debt to Adjusted EBITDA ratio (3)	1.76:1		1.76:1

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

Operating Results for the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023 and December 31, 2023

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development, and production of oil, gas and derived products outside the U.S. For the three months ended March 31, 2024, service revenue was $96.5 million, an increase of 6% year-over-year and 2% sequentially. Year-over-year, the increase was due to growth in activity levels in both international and U.S. markets. Activity on reservoir rock and fluid projects in the Middle East has continued to expand and reservoir fluid analysis services in the European and Asian regions showed improvement from the disruptions last year caused by the on-going conflict between Russia-Ukraine. This growth was partially offset by typical seasonal decline, lower revenue in Russia and delayed project revenue of approximately $0.7 million due to a fire incident that occurred at one of our facilities in the United Kingdom. Sequentially, the growth was primarily driven by increased activity on reservoir rock and fluids projects

Return to Index

in the Middle East and well completion diagnostic services in the U.S., partially offset by a loss of revenue due to the fire incident in the United Kingdom and lower revenue in Russia, as discussed above.

Product Sales Revenue

Product sales are primarily tied to supporting the U.S. onshore drilling and completion operations and bulk product sales to international markets. Product sales to international markets are typically shipped and delivered in bulk and the timing of delivery can vary from one quarter to another. For the three months ended March 31, 2024, product sales revenue of $33.1 million decreased 11% year-over-year and remained relatively flat sequentially. Year-over-year the decline in our product sales revenue is primarily due to lower U.S. onshore activity, where the average U.S. land rig count decreased 19% over the same period in the prior year. Additionally, we had lower sales of manufactured laboratory equipment when compared to the same quarter in the prior year. Sequentially, product sales increased in North America but were offset by fewer international bulk sales during the three months ended March 31, 2024.

Cost of Services, excluding depreciation

Cost of services was $73.9 million for the three months ended March 31, 2024, an increase of 4% year-over-year and sequentially. Cost of services expressed as a percentage of service revenue was 77% for the three months ended March 31, 2024, compared to 78% for the same period in the prior year, and 75% compared to the prior quarter. Year-over-year, improvement in cost of services as a percentage of service revenue primarily was associated with improved utilization of our global laboratory network on higher revenue, although it was partially offset by higher employee compensation costs and continuing inflation. Sequentially, the increase in cost of services as a percentage of services revenue was primarily due to higher employee compensation and inflation as discussed above.

Cost of Product Sales, excluding depreciation

Cost of product sales was $30.7 million for the three months ended March 31, 2024, relatively flat year-over-year and sequentially. Cost of product sales expressed as a percentage of product sales revenue was 93% for the three months ended March 31, 2024, compared to 82% year-over-year and 91% sequentially. The year-over-year increase in cost of product sales as a percentage of product sales was primarily due to higher absorption of fixed costs on a lower revenue base and inflation in material, personnel, and logistical costs. Sequentially, the increase in cost of product sales as a percentage of product sales was primarily due to a lower level of international bulk product sales, which have a higher gross margin.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended March 31, 2024, was $11.8 million, a decrease of $4.5 million year-over-year and an increase of $3.1 million sequentially. Year-over-year, the three months ended March 31, 2024, included the acceleration of stock compensation expense for retirement eligible executives of $3.5 million, compared to $6.5 million included in the three months ended March 31, 2023. The remainder of the decrease was primarily associated with changes in market value of company owned life insurance investment instruments which fund certain employee retirement plans. Sequentially, the three months ended December 31, 2023, did not include any accelerated stock compensation expense for retirement eligible executives.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2024, was $3.8 million, a decrease of 5% year-over-year and relatively flat sequentially. The decrease in depreciation and amortization expense compared to the prior year is primarily due to assets which became fully depreciated.

Other (Income) Expense, Net

Return to Index

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
(Gain) loss on sale of assets	$(537)	$96
Results of non-consolidated subsidiaries	(31)	(137)
Foreign exchange (gain) loss, net	285	(144)
Rents and royalties	(6)	(145)
Return on pension assets and other pension costs	(290)	(326)
Loss on lease abandonment and other exit costs	699	641
Assets write-down	1,110	1,015
Insurance and other settlements	(1,011)	(604)
Severance and other charges	824	—
Other, net	(197)	(424)
Total other (income) expense, net	$846	$(28)

During the three months ended March 31, 2024 and 2023, we abandoned certain leases in the U.S. and Canada, respectively, and incurred lease abandonment and other exit costs of $0.7 million and $0.6 million, respectively. As a result of consolidating and exiting these facilities, the associated leasehold improvements, right of use assets and other assets of $1.1 million and $1.0 million were abandoned and expensed, respectively.

During the three months ended March 31, 2024, we had a fire incident at one of our U.K. facilities and have recorded partial insurance settlements of $1.0 million associated with costs incurred and loss of income from business interruption. During the three months ended March 31, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2024	2023
British Pound	$31	$(251)
Canadian Dollar	39	58
Colombian Peso	(7)	53
Euro	18	84
Indonesian Rupiah	80	(71)
Russian Ruble	(3)	(251)
Turkish Lira	21	(5)
Other currencies, net	106	239
Foreign exchange (gain) loss, net	$285	$(144)

Interest Expense

Interest expense for the three months ended March 31, 2024 was $3.4 million, relatively flat year-over-year. The Company’s average outstanding debt for the three-month period ending March 31, 2024, is lower when compared to the same period in the prior year; however, the Company’s blended average interest rate has increased. Sequentially, interest expense was $3.6 million in the prior quarter, and the decrease was primarily due to lower average borrowings during the three months ended March 31, 2024.

Income Tax Expense (Benefit)

The Company recorded income tax expense of $1.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024, was 32.2% recorded on income before income tax of $5.1 million. The effective tax rate for the three months ended March 31, 2023, was 20% recorded on income

Return to Index

before income taxes of $3.1 million. The tax rate for the three months ended March 31, 2024, was largely impacted by the earnings mix of jurisdictions subject to tax for that period and items discrete to the quarter.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

	Three Months Ended
	March 31, 2024		March 31, 2023		December 31, 2023		Year-over-year	Sequential
							% Change	% Change
REVENUE:
Reservoir Description	$84,236	65%	$80,188	62%	$84,628	66%	5%	—%
Production Enhancement	45,401	35%	48,168	38%	43,582	34%	(6)%	4%
Total revenue	$129,637	100%	$128,356	100%	$128,210	100%	1%	1%
OPERATING INCOME:
Reservoir Description *	$6,892	8%	$2,471	3%	$12,259	14%	179%	(44)%
Production Enhancement *	1,576	3%	3,281	7%	2,195	5%	(52)%	(28)%
Corporate and Other (1)	103	—%	729	1%	127	—%	NM	NM
Total operating income	$8,571	7%	$6,481	5%	$14,581	11%	32%	(41)%

* Percentage, which represents operating margins, is based on operating income divided by applicable revenue rather than total revenue.
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

Revenue from the Reservoir Description operating segment of $84.2 million for the three months ended March 31, 2024 increased 5% year-over-year and was flat sequentially. The year-over-year increase was primarily due to growth in activity levels in both international and U.S. markets. Growth in reservoir rock and fluid analysis in both international and U.S. markets offset typical seasonal decline and delayed project revenue caused by the fire in our United Kingdom facility. The Company holds insurance policies for both property damage and business interruption, which has minimized the loss to the Company associated with the fire. Sequentially, the increase in demand for our reservoir rock and fluid analysis services on international projects was offset by disruptions caused by the on-going geopolitical conflicts and lower revenue associated with the sale of manufactured laboratory equipment.

Operating income of $6.9 million for the three months ended March 31, 2024, increased $4.4 million, year-over-year and decreased $5.4 million sequentially. Operating margins were 8% for the three months ended March 31, 2024, compared to 3% year-over-year, and 14% sequentially. Year-over-year, the increase in operating income and margins was primarily attributable to incremental revenue and a lower amount of accelerated stock compensation expense for retirement eligible employees of $2.3 million in 2024 compared to a charge of $4.2 million in the same period of 2023. Sequentially, the decrease in operating margins is primarily due to the $2.3 million accelerated stock compensation expense discussed above and $1.6 million charge associated with the consolidation and exit of certain facilities during the three-month period ending March 31, 2024. There were no similar charges during the three months ended December 31,2023.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities typically experience a

Return to Index

seasonal decline at end of the year with activity levels increasing at the beginning of the year. Average rig count in the U.S. land market for the three months ended March 31, 2024, was down by 19% year-over-year and remained flat sequentially. International drilling and completion activities continued to improve year-over-year, which increased by 5%, however remained flat sequentially.

Revenue from the Production Enhancement operating segment of $45.4 million for the three months ended March 31, 2024, decreased 6% year-over-year and increased 4% sequentially. Year-over-year, revenue decreased primarily due to lower product sales in the U.S. market as a result of lower U.S. onshore activity, however this was partially offset by strong growth in well completion diagnostic services. Sequentially, the increase was primarily driven by strong growth in well completion diagnostic services and product sales to the U.S. markets, partially offset by fewer bulk sales in the international market.

Operating income of $1.6 million for the three months ended March 31, 2024, decreased $1.7 million year-over-year, and $0.6 million sequentially. Operating margins for the three months ended March 31, 2024, was 3%, compared to operating margins of 7% year-over-year and 5% sequentially. Year-over-year, the decrease in operating income and margins was primarily due to decremental revenue and inflation on material, personnel and logistical costs. This was partially offset by a lower charge of $1.2 million associated with accelerated stock compensation expense for retirement eligible employees in 2024 compared to a charge of $2.3 million in the same period of 2023. Sequentially, the decrease in operating income and operating margins primarily was related to the charge of $1.2 million associated with accelerated stock compensation expense as discussed above. There was no similar accelerated stock compensation charge during the three months ended December 31,2023.

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

We are a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2024, $13.6 million of our $14.9 million of cash was held by our foreign subsidiaries.

The Company continues to maintain the quarterly dividend of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

Return to Index

	Three Months Ended March 31,
	2024	2023	% Change
Cash flows provided by (used in):
Operating activities	$5,530	$(3,169)	NM
Investing activities	(1,657)	(2,038)	(19)%
Financing activities	(4,080)	6,064	NM
Net change in cash and cash equivalents	$(207)	$857	NM

Comparing the three months ended March 31, 2024 to the same period in the prior year, cash flows provided by operating activities improved to $5.5 million in 2024 compared to cash used in operating activities of $3.2 million in the same period 2023. Net income was $1.0 million higher in 2024, and the Company improved its levels of working capital associated with inventory.

Cash flows used in investing activities for the three months ended March 31, 2024 of $1.7 million were driven primarily by funding capital expenditures of $3.1 million offset by proceeds on the sale of assets of $0.6 million and proceeds on company owned life insurance policies of $0.8 million. Cash flows used in investing activities for the three months ended March 31, 2023 of $2.0 million were driven primarily by funding capital expenditures of $2.2 million.

Cash flows used in financing activities for the three months ended March 31, 2024 of $4.1 million includes a $3.0 million net reduction in long-term debt, quarterly dividends of $0.5 million and $0.6 million associated with the Redomestication Transaction. Cash flows provided by financing activities for the three months ended March 31, 2023 of $6.1 million includes drawdowns on our Credit Facility of $8.0 million, offset by quarterly dividend payments of $0.5 million and $1.3 million associated with the Redomestication Transaction.

During the three months ended March 31, 2024, we repurchased 2,845 shares of our common stock to satisfy personal tax liabilities of participants in our stock-based compensation plan for an aggregate purchase price of $44 thousand.

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

	Three Months Ended March 31,
	2024	2023	% Change
Free cash flow calculation:
Net cash provided by (used in) operating activities	$5,530	$(3,169)	NM
Less: Cash paid for capital expenditures	(3,052)	(2,208)	38%
Free cash flow	$2,478	$(5,377)	NM

Free cash flow for the three months ended March 31, 2024 was $2.5 million, compared to negative $5.4 million for the same period in 2023. The cash used in operating activities during the three months ended March 31, 2023 was primarily associated with an increase in inventory and lower net income. Additionally, capital expenditures were $0.8 million higher during the three months ended March 31, 2024.

Return to Index

Senior Notes, Credit Facility and Available Future Liquidity

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes outstanding that were issued through private placement transactions.

Additionally, we, along with CLIH, have a secured credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature. As of March 31, 2024, the Credit Facility has an available borrowing capacity of approximately $72.2 million.

These debt instruments are summarized in the following table (in thousands):

	Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			53,000	56,000
Total long-term debt			163,000	166,000
Less: Debt issuance costs			(2,630)	(2,866)
Long-term debt, net			$160,370	$163,134

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

In accordance with the terms of the Credit Facility, our leverage ratio is 1.76, and our interest coverage ratio is 6.27, each for the period ended March 31, 2024. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of March 31, 2024. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes. See Note 7 - Long-term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Senior Notes and the Credit Facility.

See Note 11 - Derivative Instruments and Hedging Activities of the Notes to the Interim Consolidated Financial Statements, for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and the 2023 Senior Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of Core Laboratories Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in Core Laboratories Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our

Return to Index

Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to “Item 1A - Risk Factors” in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock, par value $0.01, that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
January 1-31, 2024	—	$—	—	4,611,835
February 1-29, 2024 (1)	398	$15.03	—	4,612,737
March 1-31, 2024 (1)	2,447	$15.46	—	4,619,665
Total	2,845	$15.40	—

Return to Index

(1)
Repurchased shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2)
During the three months ended March 31, 2024, we distributed 10,675 shares of our treasury stock upon vesting of stock-based awards.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item408(a) of Item 408 of Regulation S-K.

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.1		Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Lawrence V. Bruno, dated February 1, 2024 (1)	Form 10-K, February 14, 2024 (File No. 001-41695)
10.2		Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Christopher S. Hill, dated February 1, 2024 (1)	Form 10-K, February 14, 2024 (File No. 001-41695)
10.3		Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Gwendolyn Y. Gresham, dated February 1, 2024 (1)	Form 10-K, February 14, 2024 (File No. 001-41695)
10.4		Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Mark D. Tattoli, dated February 1, 2024 (1)	Form 10-K, February 14, 2024 (File No. 001-41695)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	-	Inline XBRL Schema Document	Filed herewith
101.CAL	-	Inline XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	Inline XBRL Label Linkbase Document	Filed herewith
101.PRE	-	Inline XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	Inline XBRL Definition Linkbase Document	Filed herewith
104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
(1) Management contracts or compensatory plans or arrangements.

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES INC.

Date:	April 25, 2024	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index