Form 10-Q
period 2024-06-30
Core Laboratories Inc. /DE/
filed 2024-07-25
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at July 19, 2024 was 46,912,971.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,695	$15,120
Accounts receivable, net of allowance for credit losses of $2,690 and $2,280 at 2024 and 2023, respectively	115,644	109,352
Inventories	69,898	71,702
Prepaid expenses	9,863	8,153
Income taxes receivable	15,087	13,716
Other current assets	5,341	5,093
TOTAL CURRENT ASSETS	233,528	223,136
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $317,654 and $315,796 at 2024 and 2023, respectively	98,510	99,626
RIGHT OF USE ASSETS	55,689	53,842
INTANGIBLES, net of accumulated amortization and impairment of $19,078 and $18,825 at 2024 and 2023, respectively	6,674	6,926
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	70,531	69,201
OTHER ASSETS	33,422	34,219
TOTAL ASSETS	$597,799	$586,395
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,863	$33,506
Accrued payroll and related costs	21,972	18,791
Taxes other than payroll and income	4,957	5,939
Unearned revenues	5,500	4,755
Operating lease liabilities	11,045	10,175
Income taxes payable	8,240	7,280
Other current liabilities	9,021	7,651
TOTAL CURRENT LIABILITIES	97,598	88,097
LONG-TERM DEBT, net	147,621	163,134
LONG-TERM OPERATING LEASE LIABILITIES	42,616	42,076
DEFERRED COMPENSATION	30,678	30,544
DEFERRED TAX LIABILITIES, net	13,250	12,697
OTHER LONG-TERM LIABILITIES	20,342	20,040
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,938,557 issued and 46,912,695 outstanding at 2024; 46,938,557 issued and 46,856,536 outstanding at 2023	469	469
Additional paid-in capital	113,479	110,011
Retained earnings	132,070	120,756
Accumulated other comprehensive income (loss)	(5,309)	(4,972)
Treasury stock (at cost), 25,862 and 82,021 shares at 2024 and 2023, respectively	(435)	(1,449)
Total Core Laboratories Inc. shareholders' equity	240,274	224,815
Non-controlling interest	5,420	4,992
TOTAL EQUITY	245,694	229,807
TOTAL LIABILITIES AND EQUITY	$597,799	$586,395

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2024	2023
	(Unaudited)
REVENUE:
Services	$96,337	$93,265
Product sales	34,240	34,616
Total revenue	130,577	127,881
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	74,823	71,121
Cost of product sales, exclusive of depreciation expense shown below	28,107	29,174
General and administrative expense, exclusive of depreciation expense shown below	10,259	5,811
Depreciation	3,643	3,807
Amortization	127	130
Other (income) expense, net	(2,390)	(1,068)
OPERATING INCOME	16,008	18,906
Interest expense	3,209	3,236
Income before income taxes	12,799	15,670
Income tax expense (benefit)	3,609	(7,259)
Net income	9,190	22,929
Net income attributable to non-controlling interest	158	83
Net income attributable to Core Laboratories Inc.	$9,032	$22,846

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.20	$0.49
Basic earnings per share attributable to Core Laboratories Inc.	$0.19	$0.49

Diluted earnings per share	$0.19	$0.48
Diluted earnings per share attributable to Core Laboratories Inc.	$0.19	$0.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,908	46,675
Diluted	47,743	47,497

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2024	2023
	(Unaudited)
REVENUE:
Services	$192,832	$184,341
Product sales	67,382	71,896
Total revenue	260,214	256,237
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	148,688	142,055
Cost of product sales, exclusive of depreciation expense shown below	58,830	59,768
General and administrative expense, exclusive of depreciation expense shown below	22,048	22,142
Depreciation	7,358	7,746
Amortization	255	235
Other (income) expense, net	(1,544)	(1,096)
OPERATING INCOME	24,579	25,387
Interest expense	6,632	6,665
Income before income taxes	17,947	18,722
Income tax expense (benefit)	5,267	(6,649)
Net income	12,680	25,371
Net income attributable to non-controlling interest	428	152
Net income attributable to Core Laboratories Inc.	$12,252	$25,219

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.27	$0.54
Basic earnings per share attributable to Core Laboratories Inc.	$0.26	$0.54

Diluted earnings per share	$0.26	$0.53
Diluted earnings per share attributable to Core Laboratories Inc.	$0.26	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,884	46,655
Diluted	47,662	47,476

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)
Net income	$9,190	$22,929	$12,680	$25,371
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income	(248)	(38)	(545)	228
Income tax (expense) benefit on interest rate swaps reclassified to net income	52	8	114	(48)
Total interest rate swaps	(196)	(30)	(431)	180
Pension and other postretirement benefit plans:
Amortization of actuarial gain (loss) reclassified to net income	64	39	128	78
Income tax (expense) benefit on pension and other postretirement benefit plans reclassified to net income	(17)	(10)	(34)	(20)
Total pension and other postretirement benefit plans	47	29	94	58
Total other comprehensive income (loss)	(149)	(1)	(337)	238
Comprehensive income	9,041	22,928	12,343	25,609
Comprehensive income attributable to non-controlling interest	158	83	428	152
Comprehensive income attributable to Core Laboratories Inc.	$8,883	$22,845	$11,915	$25,457

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)
Common Stock
Balance at Beginning of Period	$469	$1,194	$469	$1,194
New share issuance	—	—	—	—
Change in par value	—	(727)	—	(727)
Balance at End of Period	$469	$467	$469	$467
Additional Paid-In Capital
Balance at Beginning of Period	$114,642	$111,235	$110,011	$102,254
New share issuance	—	—	—	—
Change in par value and equity related transactions	—	(3,435)	—	(3,435)
Stock-based compensation	(1,163)	230	3,468	9,211
Balance at End of Period	$113,479	$108,030	$113,479	$108,030
Retained Earnings
Balance at Beginning of Period	$123,508	$87,855	$120,756	$85,949
Dividends paid	(470)	(467)	(938)	(934)
Net income attributable to Core Laboratories Inc.	9,032	22,846	12,252	25,219
Balance at End of Period	$132,070	$110,234	$132,070	$110,234
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,160)	$(3,538)	$(4,972)	$(3,777)
Interest rate swaps, net of income taxes	(196)	(30)	(431)	180
Pension and other postretirement benefit plans, net of income taxes	47	29	94	58
Balance at End of Period	$(5,309)	$(3,539)	$(5,309)	$(3,539)
Treasury Stock
Balance at Beginning of Period	$(1,304)	$(1,360)	$(1,449)	$(1,362)
Stock-based compensation	1,031	1,123	1,220	1,126
Repurchase of common stock	(162)	(199)	(206)	(200)
Balance at End of Period	$(435)	$(436)	$(435)	$(436)
Non-Controlling Interest
Balance at Beginning of Period	$5,262	$4,765	$4,992	$4,696
Net income attributable to non-controlling interest	158	83	428	152
Balance at End of Period	$5,420	$4,848	$5,420	$4,848
Total Equity
Balance at Beginning of Period	$237,417	$200,151	$229,807	$188,954
New share issuance	—	—	—	—
Change in par value and equity related transactions	—	(4,162)	—	(4,162)
Stock-based compensation	(132)	1,353	4,688	10,337
Dividends paid	(470)	(467)	(938)	(934)
Net income	9,190	22,929	12,680	25,371
Interest rate swaps, net of income taxes	(196)	(30)	(431)	180
Pension and other postretirement benefit plans, net of income taxes	47	29	94	58
Repurchase of common stock	(162)	(199)	(206)	(200)
Balance at End of Period	$245,694	$219,604	$245,694	$219,604

Cash Dividends per Share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,938,557	46,701,102	46,938,557	46,699,102
New share issuance	—	—	—	2,000
Balance at End of Period	46,938,557	46,701,102	46,938,557	46,701,102

Treasury Stock - Number of shares
Balance at Beginning of Period	(74,191)	(67,075)	(82,021)	(67,168)
Stock-based compensation	58,396	55,395	69,071	55,545
Repurchase of common stock	(10,067)	(9,013)	(12,912)	(9,070)
Balance at End of Period	(25,862)	(20,693)	(25,862)	(20,693)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,864,366	46,634,027	46,856,536	46,631,934
New share issuance	—	—	—	2,000
Stock-based compensation	58,396	55,395	69,071	55,545
Repurchase of common stock	(10,067)	(9,013)	(12,912)	(9,070)
Balance at End of Period	46,912,695	46,680,409	46,912,695	46,680,409

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,680	$25,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,688	10,337
Depreciation and amortization	7,613	7,981
Assets write-down	1,110	1,015
Changes in value of life insurance policies	(2,185)	(3,989)
Deferred income taxes	(777)	(10,949)
Other non-cash items	445	(484)
Changes in assets and liabilities:
Accounts receivable	(7,019)	(103)
Inventories	1,804	(11,213)
Prepaid expenses and other current assets	(3,976)	(2,532)
Other assets	306	1,579
Accounts payable	3,116	(8,685)
Accrued expenses	4,100	1,131
Unearned revenues	745	(403)
Other liabilities	26	(3,484)
Net cash provided by (used in) operating activities	22,676	5,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,918)	(4,382)
Patents and other intangibles	(3)	(164)
Proceeds from sale of assets	801	353
Net proceeds on life insurance policies	2,776	3,375
Net cash provided by (used in) investing activities	(2,344)	(818)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(38,000)	(101,000)
Proceeds from long-term debt	22,000	111,000
Dividends paid	(938)	(934)
Repurchase of common stock	(206)	(200)
Equity related transaction costs	(594)	(2,553)
Other financing activities	(19)	(291)
Net cash provided by (used in) financing activities	(17,757)	6,022
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,575	10,776
CASH AND CASH EQUIVALENTS, beginning of period	15,120	15,428
CASH AND CASH EQUIVALENTS, end of period	$17,695	$26,204

Supplemental disclosures of cash flow information:
Cash payments for interest	$5,799	$5,187
Cash payments for income taxes	$6,210	$4,694
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$1,358	$1,479
Equity related transaction costs incurred but not paid for as of the end of the period	$162	$1,609

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

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2023, was derived from the 2023 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, including Note 2 - Summary of Significant Accounting Policies. There have been no changes to the accounting policies of the combined entities during the six months ended June 30, 2024.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2024, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2024.

Return to Index

Certain reclassifications were made to prior period amounts in order to conform to the current period presentations. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2023.

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

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through June 30, 2024, has resulted in disruptions to our operations in Russia and Ukraine. As of June 30, 2024, all laboratory facilities, offices, and locations in Russia and Ukraine continued to operate with no significant impact to local business operations. Therefore, we determined there was no triggering event for LLA in Russia and Ukraine, and no impairment assessments have been performed as of June 30, 2024.

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

3. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and six months ended June 30, 2024 and 2023.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Contract assets:
Current	$1,079	$1,293
	$1,079	$1,293
Contract liabilities:
Current	$629	$299
	$629	$299

Return to Index

June 30, 2024
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$629

The current portion of contract assets are included in our accounts receivable. The current portion of contract liabilities is included in unearned revenues.

We did not recognize any impairment losses on our contract assets during the three and six months ended June 30, 2024 and 2023.

5. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$31,209	$30,508
Parts and materials	35,307	37,670
Work in progress	3,382	3,524
Total inventories	$69,898	$71,702

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

The components of lease expense and other information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consolidated Statements of Operations:
Operating lease expense	$4,364	$4,181	$8,646	$8,670
Short-term lease expense	285	462	837	891
Variable lease expense	391	437	820	1,041
Sublease income	(56)	—	(113)	—
Total lease expense	$4,984	$5,080	$10,190	$10,602
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$4,631	$4,218	$8,909	$8,750
Right of use assets obtained (released) in exchange for operating lease obligations	$2,182	$441	$6,959	$10,405
Other information:
Weighted-average remaining lease term - operating leases	8.62 years	8.32 years	8.62 years	8.32 years
Weighted-average discount rate - operating leases	5.33%	5.24%	5.33%	5.24%

Return to Index

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

	June 30, 2024
	Operating Leases	Operating Subleases
Remainder of 2024	$7,046	$(115)
2025	11,731	(231)
2026	9,264	(236)
2027	7,309	(241)
2028	5,809	(163)
Thereafter	26,888	—
Total undiscounted lease payments	68,047	$(986)
Less: Imputed interest	(14,386)
Total operating lease liabilities	$53,661

See Note 13 - Other (income) and expense, net regarding lease abandonments during the six months ended June 30, 2024 and 2023.

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			40,000	56,000
Total long-term debt			150,000	166,000
Less: Debt issuance costs			(2,379)	(2,866)
Long-term debt, net			$147,621	$163,134

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

The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company’s U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company’s U.S. and foreign subsidiary companies. Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45.0 million, remain outstanding on July 12, 2025, unless the Company’s liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $9.7 million at June 30, 2024, resulting in an available borrowing capacity under the Credit Facility of approximately $85.3 million.

Return to Index

In addition to indebtedness under the Credit Facility, we had approximately $7.8 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2024.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.66, and our interest coverage ratio is 5.94, each for the period ended June 30, 2024. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of June 30, 2024. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 11 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior notes.

The estimated fair value of total debt at June 30, 2024, and December 31, 2023, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest cost	$348	$372	$702	$739
Expected return on plan assets	(287)	(330)	(577)	(656)
Net periodic pension cost	$61	$42	$125	$83

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

Return to Index

10. EQUITY

Treasury Stock

During the three and six months ended June 30, 2024, we distributed 58,396 and 69,071 shares of treasury stock, respectively, upon vesting of stock-based awards. During the three and six months ended June 30, 2024, we repurchased 10,067 and 12,912 shares of our common stock, respectively, for $162 thousand and $206 thousand, respectively, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants’ tax burdens resulting from the issuance of common stock under that plan. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March and May 2024, we paid a quarterly cash dividend of $0.01 per share of common stock. In addition, on July 24, 2024, we declared a quarterly dividend of $0.01 per share of common stock for shareholders of record on August 5, 2024, and payable on August 26, 2024.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,820)	$(5,914)
Interest rate swaps - net gain (loss) on fair value	511	942
Total accumulated other comprehensive income (loss)	$(5,309)	$(4,972)

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

In August 2014, we entered into a swap agreement with a notional amount of $25 million (“2014 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million (“2020 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. The hedging relationship is highly effective; therefore, gains and losses on these swaps will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. At June 30, 2023, the outstanding balance on our Credit Facility had been reduced to zero, and approximately $0.2 million of losses were reclassified to interest expense associated with the ineffective period of the hedging relationship, as it became probable that certain of the forecasted transactions would not occur within the originally specified time period. Remaining net losses on these swaps included in accumulated other comprehensive income (loss) as of June 30, 2024, are $50 thousand all of which is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Credit Facility.

Return to Index

In March 2021, we entered into a new forward interest rate swap agreement and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. This forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). On June 28, 2023, the Company issued the 2023 Senior Notes in the aggregate principal amount of $50 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the existing LIBOR hedging instrument. The Company recognized a gain of $0.4 million in earnings for the $10 million over hedged portion of the interest rate swap in 2023. The remaining net gain on this swap included in accumulated other comprehensive income (loss) at June 30, 2024, which will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033, is $0.6 million, of which $0.7 million gain is expected to be reclassified into earnings within the next 12 months.

As of June 30, 2024, the aggregated gains and losses on these interest swaps that are included in accumulated other comprehensive income (loss) are a net gain of $0.5 million.

At June 30, 2024, we had fixed rate long-term debt aggregating $110 million and variable rate long-term debt aggregating $40 million.

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$22	$128	$61	$211	Increase (decrease) to interest expense
10 year interest rate swap	(270)	(166)	(606)	17	Increase (decrease) to interest expense
	$(248)	$(38)	$(545)	$228

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

Return to Index

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$24,801	$—	$24,801	$—
	$24,801	$—	$24,801	$—
Liabilities:
Deferred compensation liabilities	$19,222	$—	$19,222	$—
	$19,222	$—	$19,222	$—

		Fair Value Measurement at
		December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,397	$—	$25,397	$—
	$25,397	$—	$25,397	$—
Liabilities:
Deferred compensation liabilities	$17,299	$—	$17,299	$—
	$17,299	$—	$17,299	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Gain) loss on sale of assets	$(217)	$(129)	$(754)	$(33)
Results of non-consolidated subsidiaries	(68)	(62)	(99)	(199)
Foreign exchange (gain) loss, net	388	(386)	674	(530)
Rents and royalties	(795)	(110)	(801)	(255)
Return on pension assets and other pension costs	(287)	(330)	(577)	(656)
Loss on lease abandonment and other exit costs	—	—	699	641
Assets write-down	—	—	1,110	1,015
Insurance and other settlements	(1,319)	—	(2,330)	(604)
Severance and other charges	—	—	824	—
Other, net	(92)	(51)	(290)	(475)
Total other (income) expense, net	$(2,390)	$(1,068)	$(1,544)	$(1,096)

During the six months ended June 30, 2024 and 2023, we abandoned certain leases in the U.S. and Canada, respectively, and incurred lease abandonment and other exit costs of $0.7 million and $0.6 million, respectively. As a result of consolidating and exiting these facilities, the associated leasehold improvements, right of use assets and other assets of $1.1 million and $1.0 million were abandoned and expensed during the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, we had a fire incident at one of our U.K. facilities and have recorded partial insurance settlements of $2.3 million, including $1.3 million recorded in the three months ended June 30, 2024, associated with costs incurred and loss of income from business interruption. During the six months ended June 30, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
British Pound	$39	$70	$70	$(181)
Canadian Dollar	34	(64)	73	(6)
Colombian Peso	(23)	79	(30)	132
Euro	47	(101)	65	(17)
Indonesian Rupiah	145	37	225	(33)
Russian Ruble	18	(90)	14	(341)
Turkish Lira	4	(443)	25	(448)
Other currencies, net	124	126	232	364
Foreign exchange (gain) loss, net	$388	$(386)	$674	$(530)

14. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $3.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively, compared to an income tax benefit of $7.3 million and $6.6 million for the three months and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2024, was 28.2% and 29.3%, respectively. The effective tax rate for the three and six months ended June 30, 2023 was (46.3%) and (35.5%), respectively. The tax rate for the three and six months ended June 30, 2024 was impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter. The tax rate for the three and six months ended June 30, 2023 was largely impacted by the reversal of net deferred tax liabilities attributable to Core Laboratories N.V., which were not realized following the Redomestication Transaction on May 1, 2023.

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

The following table summarizes the calculation of weighted average shares of common stock outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	46,908	46,675	46,884	46,655
Effect of dilutive securities:
Restricted shares	66	91	48	88
Performance shares	769	731	730	733
Weighted average common shares outstanding - diluted	47,743	47,497	47,662	47,476

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

Return to Index

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

We use the same accounting policies to prepare our operating segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific operating segments. Summarized financial information of our operating segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended June 30, 2024
Revenue from unaffiliated clients	$86,276	$44,301	$—	$130,577
Inter-segment revenue	23	15	(38)	—
Segment operating income	11,443	4,401	164	16,008
Total assets	313,128	161,396	123,275	597,799
Capital expenditures	2,377	267	223	2,867
Depreciation and amortization	2,633	1,022	115	3,770
Three months ended June 30, 2023
Revenue from unaffiliated clients	$83,384	$44,497	$—	$127,881
Inter-segment revenue	88	65	(153)	—
Segment operating income	13,316	5,498	92	18,906
Total assets	306,513	165,777	129,558	601,848
Capital expenditures	1,477	383	315	2,175
Depreciation and amortization	2,776	994	167	3,937
Six months ended June 30, 2024
Revenue from unaffiliated clients	$170,513	$89,701	$—	$260,214
Inter-segment revenue	37	62	(99)	—
Segment operating income	18,336	5,977	266	24,579
Total assets	313,128	161,396	123,275	597,799
Capital expenditures	5,208	487	223	5,918
Depreciation and amortization	5,317	2,058	238	7,613
Six months ended June 30, 2023
Revenue from unaffiliated clients	$163,572	$92,665	$—	$256,237
Inter-segment revenue	129	119	(248)	—
Segment operating income	15,787	8,779	821	25,387
Total assets	306,513	165,777	129,558	601,848
Capital expenditures	3,039	1,000	343	4,382
Depreciation and amortization	5,661	1,985	335	7,981

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

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of June 30, 2024, and should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).

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

The current global demand for crude oil and natural gas remains at a high level and according to the latest International Energy Agency’s report, global demand is expected to increase in 2024 and 2025. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain at current levels or increase if projections for demand remain accurate. In 2023, capital spending towards the exploration of crude oil and natural gas reached their highest level in over a decade with modest growth expected in 2024 and 2025. Therefore, our clients' activities associated with the appraisal, development and production of crude oil and natural gas are also expected to remain at current levels or increase for the remainder of 2024. Outside the U.S., international oil and gas projects continue to build and are expected to grow and accelerate into the next several years. U.S. onshore drilling and completion activities are expected to remain at current levels with some typical seasonal decrease towards the end of the year.

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended June 30,
	2024		2023		$ Change	% Change
REVENUE:
Services	$96,337	74%	$93,265	73%	$3,072	3%
Product sales	34,240	26%	34,616	27%	(376)	(1)%
Total revenue	130,577	100%	127,881	100%	2,696	2%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	74,823	78%	71,121	76%	3,702	5%
Cost of product sales, exclusive of depreciation expense shown below*	28,107	82%	29,174	84%	(1,067)	(4)%
Total cost of services and product sales	102,930	79%	100,295	78%	2,635	3%
General and administrative expense, exclusive of depreciation expense shown below	10,259	8%	5,811	5%	4,448	77%
Depreciation and amortization	3,770	3%	3,937	3%	(167)	(4)%
Other (income) expense, net	(2,390)	(2)%	(1,068)	(1)%	(1,322)	124%
OPERATING INCOME	16,008	12%	18,906	15%	(2,898)	(15)%
Interest expense	3,209	2%	3,236	3%	(27)	(1)%
Income before income taxes	12,799	10%	15,670	12%	(2,871)	(18)%
Income tax expense (benefit)	3,609	3%	(7,259)	(6)%	10,868	NM
Net income	9,190	7%	22,929	18%	(13,739)	(60)%
Net income attributable to non-controlling interest	158	—%	83	—%	75	NM
Net income attributable to Core Laboratories Inc.	$9,032	7%	$22,846	18%	$(13,814)	(60)%

Other Data:
Current ratio (1)	2.39:1		2.45:1
Debt to EBITDA ratio (2)	1.86:1		2.18:1
Debt to Adjusted EBITDA ratio (3)	1.66:1		1.85:1

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

Return to Index

	Three Months Ended
	June 30, 2024		March 31, 2024		$ Change	% Change
REVENUE:
Services	$96,337	74%	$96,495	74%	$(158)	(0)%
Product sales	34,240	26%	33,142	26%	1,098	3%
Total revenue	130,577	100%	129,637	100%	940	1%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	74,823	78%	73,865	77%	958	1%
Cost of product sales, exclusive of depreciation expense shown below*	28,107	82%	30,723	93%	(2,616)	(9)%
Total cost of services and product sales	102,930	79%	104,588	81%	(1,658)	(2)%
General and administrative expense, exclusive of depreciation expense shown below	10,259	8%	11,789	9%	(1,530)	(13)%
Depreciation and amortization	3,770	3%	3,843	3%	(73)	(2)%
Other (income) expense, net	(2,390)	(2)%	846	1%	(3,236)	NM
OPERATING INCOME	16,008	12%	8,571	7%	7,437	87%
Interest expense	3,209	2%	3,423	3%	(214)	(6)%
Income before income taxes	12,799	10%	5,148	4%	7,651	149%
Income tax expense (benefit)	3,609	3%	1,658	1%	1,951	118%
Net income	9,190	7%	3,490	3%	5,700	163%
Net income attributable to non-controlling interest	158	—%	270	—%	(112)	NM
Net income attributable to Core Laboratories Inc.	$9,032	7%	$3,220	2%	$5,812	180%

Other Data:
Current ratio (1)	2.39:1		2.68:1
Debt to EBITDA ratio (2)	1.86:1		1.99:1
Debt to Adjusted EBITDA ratio (3)	1.66:1		1.76:1

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

Return to Index

	Six Months Ended June 30,
	2024		2023		$ Change	% Change
REVENUE:
Services	$192,832	74%	$184,341	72%	$8,491	5%
Product sales	67,382	26%	71,896	28%	(4,514)	(6)%
Total revenue	260,214	100%	256,237	100%	3,977	2%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	148,688	77%	142,055	77%	6,633	5%
Cost of product sales, exclusive of depreciation expense shown below*	58,830	87%	59,768	83%	(938)	(2)%
Total cost of services and product sales	207,518	80%	201,823	79%	5,695	3%
General and administrative expense, exclusive of depreciation expense shown below	22,048	8%	22,142	9%	(94)	(0)%
Depreciation and amortization	7,613	3%	7,981	3%	(368)	(5)%
Other (income) expense, net	(1,544)	(1)%	(1,096)	—%	(448)	41%
OPERATING INCOME	24,579	9%	25,387	10%	(808)	(3)%
Interest expense	6,632	3%	6,665	3%	(33)	(0)%
Income before income taxes	17,947	7%	18,722	7%	(775)	(4)%
Income tax expense (benefit)	5,267	2%	(6,649)	(3)%	11,916	NM
Net income	12,680	5%	25,371	10%	(12,691)	(50)%
Net income attributable to non-controlling interest	428	—%	152	—%	276	NM
Net income attributable to Core Laboratories Inc.	$12,252	5%	$25,219	10%	$(12,967)	(51)%

Other Data:
Current ratio (1)	2.39:1		2.45:1
Debt to EBITDA ratio (2)	1.86:1		2.18:1
Debt to Adjusted EBITDA ratio (3)	1.66:1		1.85:1

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

Operating Results for the Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023 and March 31, 2024 and for the Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development, and production of oil, gas and derived products outside the U.S. For the three months ended June 30, 2024, service revenue was $96.3 million, an increase of 3% year-over-year and relatively flat sequentially. Year-over-year, the increase was due to growth in activity levels in both international and U.S. markets. Activity on reservoir rock and fluid projects continues to expand and reservoir fluid analysis services in the European region showed improvement when compared to the prior year. Additionally, well completion diagnostic services in the U.S. market show a strong growth in 2024 when compared to the same period in 2023.

Sequentially, service revenue was relatively flat, which reflects a slightly lower level of well diagnostic services in the U.S., offset by growth in international reservoir rocks and fluids projects.

Return to Index

For the six months ended June 30, 2024, service revenue was $192.8 million, an increase of 5% compared to the same period in the prior year, driven by increases in both international and U.S. activity discussed above.

Product Sales Revenue

Product sales are primarily tied to supporting the U.S. onshore drilling and completion operations and bulk product sales to international markets. Product sales to international markets are typically shipped and delivered in bulk and the timing of delivery can vary from one quarter to another. For the three months ended June 30, 2024, product sales revenue of $34.2 million remained relatively flat year-over-year and increased 3% sequentially. The average U.S. land rig count for the three months ended June 30, 2024 is 17% lower when compared to the same period in 2023, however product sales in the U.S. increased year-over-year. The year-over-year growth in product sales in the U.S. onshore market was offset by a lower level of international product sales during the three months ended June 30, 2024.

Sequentially, additional market penetration of our completion products into the U.S. onshore market provided strong growth, however this growth was partially offset by lower levels of product sales into the Canadian market as a result of typical seasonal declines in activity caused by the spring break-up.

For the six months ended June 30, 2024, product sales revenue was $67.4 million, and decreased 6% compared to the same period in the prior year, primarily due to decreased sales in both the U.S. and international markets. Additionally, we had lower sales of laboratory equipment when compared to the same quarter in the prior year.

Cost of Services, excluding depreciation

Cost of services was $74.8 million for the three months ended June 30, 2024, an increase of 5% year-over-year and 1% sequentially. Cost of services expressed as a percentage of service revenue was 78% for the three months ended June 30, 2024, compared to 76% for the same period in the prior year, and 77% compared to the prior quarter. Year-over-year, the increase in cost of services as a percentage of service revenue was primarily associated with higher employee compensation and operating costs.

Sequentially, the increase in cost of services as a percentage of services revenue was primarily due to a slightly different mix of services provided in the three months ended June 30, 2024, versus the prior quarter.

For the six months ended June 30, 2024, cost of services was $148.7 million, an increase of 5% compared to the same period in the prior year. Cost of services expressed as a percentage of service revenue remained flat compared to the same period in the prior year. Although utilization of our global laboratory network has improved with higher revenue, these efficiency gains have been offset by the impact of inflation on our employee compensation and operating costs.

Cost of Product Sales, excluding depreciation

Cost of product sales was $28.1 million for the three months ended June 30, 2024, a decrease of 4% year-over-year and 9% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 82% for the three months ended June 30, 2024, compared to 84% year-over-year and 93% sequentially. The year-over-year improvement in cost of product sales as a percentage of product sales was primarily driven by cost reduction initiatives and manufacturing efficiencies initially implemented in March 2024.

Sequentially, the improvement in cost of product sales as a percentage of product sales was primarily due to cost reduction initiatives and manufacturing efficiencies initially implemented in March 2024.

For the six months ended June 30, 2024, cost of product sales was $58.8 million, a decrease of 2% compared to the same period in the prior year. Cost of product sales expressed as a percentage of product sales revenue was 87% for the six months ended June 30, 2024, compared to 83% from the same period in the prior year. The increase in cost of product sales as a

Return to Index

percentage of product sales revenue was primarily due to lower levels of product sales in the U.S., which resulted in higher absorption of fixed costs on a lower revenue base.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations.

G&A expense for the three months ended June 30, 2024, was $10.3 million, which increased $4.4 million when compared to $5.8 million for the three months ended June 30, 2023. The year-over-year increase of $4.4 million in G&A expense was primarily associated with:

•
The G&A expense for the three months ended June 30, 2023, includes a $2.0 million net benefit on proceeds received from a death benefit under company owned life insurance policies. Additionally, there was a benefit of $0.9 million associated with the reversal of previously recognized stock compensation expense as performance targets associated with performance share awards were determined to be unachievable.
•
The G&A expense for the three months ended June 30, 2024, increased by $0.9 million associated with implementation costs of a global human capital management system and a third-party assessment of the Company’s IT cybersecurity environment.

G&A expense for the three months ended June 30, 2024, of $10.3 million decreased $1.5 million when compared to the $11.8 million for the three months ended March 31, 2023. The sequential decrease of $1.5 million in G&A expense was primarily associated with:

•
The G&A expense for the three months ended March 31, 2024, includes a charge of $3.5 million associated with stock compensation expense that was accelerated for employees who are eligible for retirement.
•
The G&A expense for the three months ended June 30, 2024, includes additional expenses of approximately $0.9 million associated with the implementation of a new global human capital management system and a third-party assessment of the Company’s IT cybersecurity environment. The G&A expense in this quarter was also $1.0 million higher due to changes in the value of company owned life insurance instruments, which was a loss in the three months ended June 30, 2024, compared to a gain in the three months ended March 31, 2024

G&A expense for the six months ended June 30, 2024, was $22.0 million compared to $22.1 million for the six months ended June 30, 2023. The six months ended June 30, 2024, included $3.5 million of stock compensation accelerated for employees that have reached their eligible retirement age, compared to $6.5 million included in the six months ended June 30, 2023. The decrease in stock compensation expense was substantially offset by higher levels of expense for system implementation costs, IT cybersecurity assessment, net changes in the value of insurance investment instruments and employee compensation costs as discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2024, was $3.8 million, a decrease of 4% year-over-year and 5% sequentially. Depreciation and amortization expense for the six months ended June 30, 2023, was $7.6 million, a decrease of 2% year-over-year. The decrease in depreciation and amortization expense compared to the prior year periods and sequentially is primarily due to assets which became fully depreciated and lower levels of capital expenditures.

Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Gain) loss on sale of assets	$(217)	$(129)	$(754)	$(33)
Results of non-consolidated subsidiaries	(68)	(62)	(99)	(199)
Foreign exchange (gain) loss, net	388	(386)	674	(530)
Rents and royalties	(795)	(110)	(801)	(255)
Return on pension assets and other pension costs	(287)	(330)	(577)	(656)
Loss on lease abandonment and other exit costs	—	—	699	641
Assets write-down	—	—	1,110	1,015
Insurance and other settlements	(1,319)	—	(2,330)	(604)
Severance and other charges	—	—	824	—
Other, net	(92)	(51)	(290)	(475)
Total other (income) expense, net	$(2,390)	$(1,068)	$(1,544)	$(1,096)

During the six months ended June 30, 2024 and 2023, we abandoned certain leases in the U.S. and Canada, respectively, and incurred lease abandonment and other exit costs of $0.7 million and $0.6 million, respectively. As a result of consolidating and exiting these facilities, the associated leasehold improvements, right of use assets and other assets of $1.1 million and $1.0 million were abandoned and expensed during the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, we had a fire incident at one of our U.K. facilities and have recorded partial insurance settlements of $2.3 million, including $1.3 million recorded in the three months ended June 30, 2024, associated with costs incurred and loss of income from business interruption. During the six months ended June 30, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
British Pound	$39	$70	$70	$(181)
Canadian Dollar	34	(64)	73	(6)
Colombian Peso	(23)	79	(30)	132
Euro	47	(101)	65	(17)
Indonesian Rupiah	145	37	225	(33)
Russian Ruble	18	(90)	14	(341)
Turkish Lira	4	(443)	25	(448)
Other currencies, net	124	126	232	364
Foreign exchange (gain) loss, net	$388	$(386)	$674	$(530)

Interest Expense

Interest expense for the three months ended June 30, 2024 was $3.2 million relatively flat year-over-year and down slightly compared to $3.4 million in the prior quarter. The Company retired $75.0 million of senior notes on September 30, 2023, which carried a fixed interest rate of 4.11%. These senior notes were partially refinanced with $60 million of new senior notes which carry fixed interest rates of 7.25% and 7.50%. Although the total debt of the Company has been reduced, the current debt carries a higher blended interest rate. Sequentially, the decrease was primarily due to lower average borrowings on our bank revolving credit facility during the three months ended June 30, 2024. Interest expense for the six months ended June 30, 2024 was $6.6 million compared to $6.7 million for the six months ended June 30, 2023, primarily due to the changes in borrowings and the associated interest rates, as discussed above.

Return to Index

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $3.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively, compared to an income tax benefit of $7.3 million and $6.6 million for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 28.2% and 29.3%, respectively. The effective tax rate for the three and six months ended June 30, 2023 was (46.3%) and (35.5%), respectively. The tax rate for the six months ended June 30, 2024 was largely impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter. The tax rate for the three and six months ended June 30, 2023 was largely impacted by the reversal of net deferred tax liabilities attributable to Core Laboratories N.V., which were not realized following the Redomestication Transaction on May 1, 2023.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

	Three Months Ended						Year-over-year	Sequential
	June 30, 2024		June 30, 2023		March 31, 2024		% Change	% Change
REVENUE:
Reservoir Description	$86,277	66%	$83,384	65%	$84,236	65%	3%	2%
Production Enhancement	44,300	34%	44,497	35%	45,401	35%	0%	(2)%
Consolidated	$130,577	100%	$127,881	100%	$129,637	100%	2%	1%
OPERATING INCOME:
Reservoir Description *	$11,443	13%	$13,316	16%	$6,892	8%	(14)%	66%
Production Enhancement *	4,401	10%	5,498	12%	1,576	3%	(20)%	179%
Corporate and Other (1)	164	0%	92	0%	103	0%	NM	NM
Consolidated	$16,008	12%	$18,906	15%	$8,571	7%	(15)%	87%

* Percentage, which represents operating margins, is based on operating income divided by applicable revenue rather than total revenue.
"NM" means not meaningful
(1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

	Six Months Ended June 30,				Year-over-year
	2024		2023		% Change
REVENUE:
Reservoir Description	$170,513	66%	$163,572	64%	4%
Production Enhancement	89,701	34%	92,665	36%	(3)%
Consolidated	$260,214	100%	$256,237	100%	2%
OPERATING INCOME:
Reservoir Description *	$18,336	11%	$15,787	10%	16%
Production Enhancement *	5,977	7%	8,779	9%	(32)%
Corporate and Other (1)	266	0%	821	0%	NM
Consolidated	$24,579	9%	$25,387	10%	(3)%

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

Return to Index

Revenue from the Reservoir Description operating segment of $86.3 million for the three months ended June 30, 2024 increased 3% year-over-year and 2% sequentially. The year-over-year increase was primarily due to growth in reservoir rock and fluid analysis in both international and U.S. markets. The growth was partially offset by a decline in crude-assay analysis services in certain regions impacted by the on-going geopolitical conflicts and delayed reservoir rock and fluids analysis projects caused by the fire in our Aberdeen, United Kingdom facility in February 2024. The Company holds insurance policies for both property damage and business interruption, which has minimized the loss to the Company associated with the fire.

Sequentially, the increase in revenue is associated with a slightly elevated level of activity in reservoir rock and fluid analysis for international projects, as well as increased revenue associated with the sale of laboratory equipment. The increase in revenue was partially offset by disruptions caused by the on-going geopolitical conflicts as discussed above.

Revenue from the Reservoir Description segment of $170.5 million for the six months ended June 30, 2024 increased 4% from the same period in 2023. The increase in revenue during 2024 is primarily due to growth in activity levels on international projects for reservoir rock and fluid analysis services, particularly the South America and Middle East, and improvement in the level of some crude-assay services in Europe. The growth in revenue was partially offset by delayed project revenue caused by the fire in our Aberdeen facility as discussed above.

Operating income of $11.4 million for the three months ended June 30, 2024, decreased $1.9 million, year-over-year and increased $4.6 million sequentially. Operating margins were 13% for the three months ended June 30, 2024, compared to 16% year-over-year, and 8% sequentially. Year-over-year, the decrease in operating income and operating margins was primarily attributable to higher employee compensation and operating expenses. Sequentially, the increase in operating income and operating margins was primarily due to 1) incremental revenue in the three months ended June 30, 2024; and 2) a lower level of Corporate G&A expenses absorbed in the segment. See discussion of General and Administrative Expenses, above. Operating income of $18.3 million for the six months ended June 30, 2024, increased $2.5 million year-over-year compared to the same period in 2023. The increase in operating income is primarily driven by incremental revenue of $6.9 million year-over-year.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities typically experience a seasonal decline at end of the year with activity levels increasing at the beginning of the year. Average rig count in the U.S. land market for the three months ended June 30, 2024, was down by 17% year-over-year and 3% sequentially. International drilling and completion activities remained flat year-over-year and sequentially.

Revenue from the Production Enhancement operating segment of $44.3 million for the three months ended June 30, 2024, remained flat year-over-year and decreased 2% sequentially. Year-over-year, growth in well completion diagnostic services was substantially offset by a lower level of bulk sales in the international markets. Bulk sales to international markets may vary from one quarter to another quarter. Sequentially, product sales to the U.S onshore markets increased, however this was offset by lower product sales in Canada and bulk sales to international markets. Additionally, well diagnostic services to the U.S. onshore market decreased slightly during the three months ended June 30, 2024.

Revenue from the Production Enhancement segment of $89.7 million for the six months ended June 30, 2024, decreased 3% from the same period in 2023. The decrease in revenue in 2024 is primarily due to a decline of drilling and completion activity in the U.S. land market, partially offset by growth in well completion diagnostic services in the U.S. markets.

Operating income of $4.4 million for the three months ended June 30, 2024, decreased $1.1 million year-over-year, and increased $2.8 million sequentially. Operating margins for the three months ended June 30, 2024, was 10%, compared to operating margins of 12% year-over-year and 3% sequentially. Year-over-year, the decrease in operating income and margins was primarily due to lower product sales to the U.S. onshore market, resulting in lost manufacturing efficiencies increasing the cost of manufacturing products. Sequentially, the increase in operating income and margins was primarily driven by benefits

Return to Index

from cost optimization initiatives on manufacturing efficiencies initially implemented in March 2024, and a lower level of corporate G&A expenses absorbed by the segment.

Operating income of $6.0 million for the six months ended June 30, 2024, decreased $2.8 million compared to the same period in the prior year. The decrease in operating income was primarily due to a lower level of revenue which resulted in a higher absorption of fixed cost and reduced manufacturing efficiencies as discussed above.

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

We are a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2024, $15.7 million of our $17.7 million of cash was held by our foreign subsidiaries.

The Company continues to maintain the quarterly dividend of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023	% Change
Cash flows provided by (used in):
Operating activities	$22,676	$5,572	307%
Investing activities	(2,344)	(818)	187%
Financing activities	(17,757)	6,022	NM
Net change in cash and cash equivalents	$2,575	$10,776	(76)%

Comparing the six months ended June 30, 2024 to the same period in the prior year, cash flows provided by operating activities improved to $22.7 million in 2024 compared to $5.6 million in the same period 2023. The Company improved its working capital by lowering its level of inventory and accounts payable during the six months ended June 30, 2024.

Cash flows used in investing activities for the six months ended June 30, 2024 of $2.3 million were driven primarily by funding capital expenditures of $5.9 million offset by proceeds on the sale of assets of $0.8 million and proceeds on company owned life insurance policies of $2.8 million. Cash flows used in investing activities for the six months ended June 30, 2023 of $0.8 million were driven primarily by funding capital expenditures of $4.4 million offset by proceeds on company owned life insurance policies of $3.4 million.

Cash flows used in financing activities for the six months ended June 30, 2024 of $17.8 million includes a $16.0 million net reduction in long-term debt, quarterly dividends of $0.9 million and $0.6 million associated with the Redomestication

Return to Index

Transaction. Cash flows provided by financing activities for the six months ended June 30, 2023 of $6.0 million includes borrowings on our Credit Facility of $10.0 million, offset by quarterly dividend payments of $0.9 million and $2.6 million associated with the Redomestication Transaction.

During the six months ended June 30, 2024, we repurchased 12,912 shares of our common stock to satisfy personal tax liabilities of participants in our stock-based compensation plan for an aggregate purchase price of $0.2 million.

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

	Six Months Ended June 30,
	2024	2023	% Change
Free cash flow calculation:
Net cash provided by (used in) operating activities	$22,676	$5,572	307%
Less: Cash paid for capital expenditures	(5,918)	(4,382)	35%
Free cash flow	$16,758	$1,190	1308%

Free cash flow for the six months ended June 30, 2024 was $16.8 million, compared to $1.2 million for the same period in 2023. The cash flows of $5.6 million provided by operating activities during the six months ended June 30, 2023, was largely impacted by an $11.2 million increase in inventory during this six-month period. Capital expenditures were $1.6 million higher during the six months ended June 30, 2024 compared to the same period in the prior year.

Senior Notes, Credit Facility and Available Future Liquidity

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes outstanding that were issued through private placement transactions.

Additionally, we, along with CLIH, have a secured credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature. As of June 30, 2024, the Credit Facility has an available borrowing capacity of approximately $85.3 million.

These debt instruments are summarized in the following table (in thousands):

	Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			40,000	56,000
Total long-term debt			150,000	166,000
Less: Debt issuance costs			(2,379)	(2,866)
Long-term debt, net			$147,621	$163,134

Return to Index

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

In accordance with the terms of the Credit Facility, our leverage ratio is 1.66, and our interest coverage ratio is 5.94, each for the period ended June 30, 2024. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of June 30, 2024. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes. See Note 7 - Long-term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Senior Notes and the Credit Facility.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock, par value $0.01, that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30, 2024 (1)	3,017	$17.13	—	4,655,162
May 1 - 31, 2024 (1)	7,050	$15.71	—	4,667,994
June 1 - 30, 2024	—	$—	—	4,667,994
Total	10,067	$16.14	—

(1)
Repurchased shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2)
During the three months ended June 30, 2024, we distributed 58,396 shares of our treasury stock upon vesting of stock-based awards.

Item 5. Other Information

During the three and six months ended June 30, 2024 no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item408(a) of Item 408 of Regulation S-K.

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

CORE LABORATORIES INC.

Date:	July 25, 2024	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index