Form 10-Q
period 2024-09-30
Core Laboratories Inc. /DE/
filed 2024-10-24
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at October 18, 2024 was 46,950,125.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,474	$15,120
Accounts receivable, net of allowance for credit losses of $3,152 and $2,280 at 2024 and 2023, respectively	117,591	109,352
Inventories	65,490	71,702
Prepaid expenses	9,717	8,153
Income taxes receivable	14,784	13,716
Other current assets	6,171	5,093
TOTAL CURRENT ASSETS	235,227	223,136
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $318,871 and $315,796 at 2024 and 2023, respectively	97,606	99,626
RIGHT OF USE ASSETS	56,650	53,842
INTANGIBLES, net of accumulated amortization and impairment of $19,204 and $18,825 at 2024 and 2023, respectively	6,547	6,926
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	69,948	69,201
OTHER ASSETS	35,043	34,219
TOTAL ASSETS	$600,466	$586,395
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,627	$33,506
Accrued payroll and related costs	22,281	18,791
Taxes other than payroll and income	5,795	5,939
Unearned revenues	7,208	4,755
Operating lease liabilities	11,435	10,175
Income taxes payable	5,459	7,280
Other current liabilities	9,133	7,651
TOTAL CURRENT LIABILITIES	94,938	88,097
LONG-TERM DEBT, net	139,872	163,134
LONG-TERM OPERATING LEASE LIABILITIES	43,727	42,076
DEFERRED COMPENSATION	31,713	30,544
DEFERRED TAX LIABILITIES, net	13,547	12,697
OTHER LONG-TERM LIABILITIES	20,248	20,040
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,938,557 issued and 46,927,391 outstanding at 2024; 46,938,557 issued and 46,856,536 outstanding at 2023	469	469
Additional paid-in capital	112,610	110,011
Retained earnings	143,346	120,756
Accumulated other comprehensive income (loss)	(5,446)	(4,972)
Treasury stock (at cost), 11,166 and 82,021 shares at 2024 and 2023, respectively	(237)	(1,449)
Total Core Laboratories Inc. shareholders' equity	250,742	224,815
Non-controlling interest	5,679	4,992
TOTAL EQUITY	256,421	229,807
TOTAL LIABILITIES AND EQUITY	$600,466	$586,395

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2024	2023
	(Unaudited)
REVENUE:
Services	$98,842	$92,883
Product sales	35,555	32,460
Total revenue	134,397	125,343
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	75,503	68,976
Cost of product sales, exclusive of depreciation expense shown below	31,302	27,641
General and administrative expense, exclusive of depreciation expense shown below	8,642	9,452
Depreciation	3,551	3,802
Amortization	125	127
Other (income) expense, net	(4,529)	673
OPERATING INCOME	19,803	14,672
Interest expense	3,108	3,147
Income before income taxes	16,695	11,525
Income tax expense	4,691	2,305
Net income	12,004	9,220
Net income (loss) attributable to non-controlling interest	259	(37)
Net income attributable to Core Laboratories Inc.	$11,745	$9,257

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.26	$0.20
Basic earnings per share attributable to Core Laboratories Inc.	$0.25	$0.20

Diluted earnings per share	$0.25	$0.19
Diluted earnings per share attributable to Core Laboratories Inc.	$0.25	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,922	46,692
Diluted	47,820	47,604

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)
REVENUE:
Services	$291,674	$277,224
Product sales	102,937	104,356
Total revenue	394,611	381,580
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	224,191	211,031
Cost of product sales, exclusive of depreciation expense shown below	90,132	87,409
General and administrative expense, exclusive of depreciation expense shown below	30,690	31,594
Depreciation	10,909	11,548
Amortization	380	362
Other (income) expense, net	(6,073)	(423)
OPERATING INCOME	44,382	40,059
Interest expense	9,740	9,812
Income before income taxes	34,642	30,247
Income tax expense (benefit)	9,958	(4,344)
Net income	24,684	34,591
Net income attributable to non-controlling interest	687	115
Net income attributable to Core Laboratories Inc.	$23,997	$34,476

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.53	$0.74
Basic earnings per share attributable to Core Laboratories Inc.	$0.51	$0.74

Diluted earnings per share	$0.52	$0.73
Diluted earnings per share attributable to Core Laboratories Inc.	$0.50	$0.73

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,897	46,667
Diluted	47,690	47,536

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)
Net income	$12,004	$9,220	$24,684	$34,591
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income	(235)	(415)	(780)	(187)
Income tax (expense) benefit on interest rate swaps reclassified to net income	50	87	164	39
Total interest rate swaps	(185)	(328)	(616)	(148)
Pension and other postretirement benefit plans:
Amortization of actuarial gain (loss) reclassified to net income	63	39	191	117
Income tax (expense) benefit on pension and other postretirement benefit plans reclassified to net income	(15)	(10)	(49)	(30)
Total pension and other postretirement benefit plans	48	29	142	87
Total other comprehensive income (loss)	(137)	(299)	(474)	(61)
Comprehensive income	11,867	8,921	24,210	34,530
Comprehensive income (loss) attributable to non-controlling interest	259	(37)	687	115
Comprehensive income attributable to Core Laboratories Inc.	$11,608	$8,958	$23,523	$34,415

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)
Common Stock
Balance at Beginning of Period	$469	$467	$469	$1,194
New share issuance	—	—	—	—
Change in par value	—	—	—	(727)
Balance at End of Period	$469	$467	$469	$467
Additional Paid-In Capital
Balance at Beginning of Period	$113,479	$108,030	$110,011	$102,254
New share issuance	—	—	—	—
Change in par value and equity related transactions	—	(404)	—	(3,839)
Stock-based compensation	(869)	1,477	2,599	10,688
Balance at End of Period	$112,610	$109,103	$112,610	$109,103
Retained Earnings
Balance at Beginning of Period	$132,070	$110,234	$120,756	$85,949
Dividends paid	(469)	(467)	(1,407)	(1,401)
Net income attributable to Core Laboratories Inc.	11,745	9,257	23,997	34,476
Balance at End of Period	$143,346	$119,024	$143,346	$119,024
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,309)	$(3,539)	$(4,972)	$(3,777)
Interest rate swaps, net of income taxes	(185)	(328)	(616)	(148)
Pension and other postretirement benefit plans, net of income taxes	48	29	142	87
Balance at End of Period	$(5,446)	$(3,838)	$(5,446)	$(3,838)
Treasury Stock
Balance at Beginning of Period	$(435)	$(436)	$(1,449)	$(1,362)
Stock-based compensation	394	592	1,614	1,718
Repurchase of common stock	(196)	(218)	(402)	(418)
Balance at End of Period	$(237)	$(62)	$(237)	$(62)
Non-Controlling Interest
Balance at Beginning of Period	$5,420	$4,848	$4,992	$4,696
Non-controlling interest dividends	—	$(55)	—	$(55)
Net income (loss) attributable to non-controlling interest	259	(37)	687	115
Balance at End of Period	$5,679	$4,756	$5,679	$4,756
Total Equity
Balance at Beginning of Period	$245,694	$219,604	$229,807	$188,954
New share issuance	—	—	—	—
Change in par value and equity related transactions	—	(404)	—	(4,566)
Stock-based compensation	(475)	2,069	4,213	12,406
Dividends paid	(469)	(467)	(1,407)	(1,401)
Non-controlling interest dividends	—	(55)	—	(55)
Net income	12,004	9,220	24,684	34,591
Interest rate swaps, net of income taxes	(185)	(328)	(616)	(148)
Pension and other postretirement benefit plans, net of income taxes	48	29	142	87
Repurchase of common stock	(196)	(218)	(402)	(418)
Balance at End of Period	$256,421	$229,450	$256,421	$229,450

Cash Dividends per Share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,938,557	46,701,102	46,938,557	46,699,102
New share issuance	—	—	—	2,000
Balance at End of Period	46,938,557	46,701,102	46,938,557	46,701,102

Treasury Stock - Number of shares
Balance at Beginning of Period	(25,862)	(20,693)	(82,021)	(67,168)
Stock-based compensation	23,242	26,127	92,313	81,672
Repurchase of common stock	(8,546)	(7,971)	(21,458)	(17,041)
Balance at End of Period	(11,166)	(2,537)	(11,166)	(2,537)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,912,695	46,680,409	46,856,536	46,631,934
New share issuance	—	—	—	2,000
Stock-based compensation	23,242	26,127	92,313	81,672
Repurchase of common stock	(8,546)	(7,971)	(21,458)	(17,041)
Balance at End of Period	46,927,391	46,698,565	46,927,391	46,698,565

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,684	$34,591
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,213	12,406
Depreciation and amortization	11,289	11,910
Assets write-down	1,110	1,143
Changes in value of life insurance policies	(3,188)	(3,221)
Deferred income taxes	102	(14,757)
Gain on insurance recovery for damage to property, plant and equipment	(2,102)	—
Other non-cash items	1,478	300
Changes in assets and liabilities:
Accounts receivable	(9,461)	2,872
Inventories	6,212	(14,614)
Prepaid expenses and other current assets	(4,357)	(3,902)
Other assets	(205)	1,711
Accounts payable	(373)	(13,101)
Accrued expenses	2,392	(3,924)
Unearned revenues	2,453	(1,306)
Other liabilities	1,526	(4,748)
Net cash provided by operating activities	35,773	5,360
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,647)	(7,843)
Patents and other intangibles	—	(158)
Proceeds from sale of assets	934	420
Net proceeds from insurance recovery	2,102	—
Net proceeds on life insurance policies	2,776	3,375
Net cash used in investing activities	(2,835)	(4,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(62,000)	(184,000)
Proceeds from long-term debt	38,000	190,000
Debt issuance costs	—	(1,251)
Dividends paid	(1,407)	(1,401)
Repurchase of common stock	(402)	(418)
Equity related transaction costs	(756)	(2,842)
Other financing activities	(19)	(54)
Net cash provided by (used in) financing activities	(26,584)	34
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,354	1,188
CASH AND CASH EQUIVALENTS, beginning of period	15,120	15,428
CASH AND CASH EQUIVALENTS, end of period	$21,474	$16,616

Supplemental disclosures of cash flow information:
Cash payments for interest	$8,741	$8,341
Cash payments for income taxes	$11,892	$16,013
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$1,591	$1,039
Equity related transaction costs incurred but not paid for as of the end of the period	$—	$1,724

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

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2023, was derived from the 2023 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, including Note 2 - Summary of Significant Accounting Policies. There have been no changes to the accounting policies of the combined entities during the nine months ended September 30, 2024.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2024, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2024.

Return to Index

Certain reclassifications were made to prior period amounts in order to conform to the current period presentations. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2023.

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

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through September 30, 2024, has resulted in disruptions to our operations in Russia and Ukraine. As of September 30, 2024, all laboratory facilities, offices, and locations in Russia and Ukraine continued to operate with no significant impact to local business operations. Therefore, we determined there was no triggering event for LLA in Russia and Ukraine, and no impairment assessments have been performed as of September 30, 2024.

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

3. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and nine months ended September 30, 2024 and 2023.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Contract assets:
Current	$585	$1,293
	$585	$1,293
Contract liabilities:
Current	$295	$299
	$295	$299

Return to Index

September 30, 2024
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$295

The current portion of contract assets are included in our accounts receivable. The current portion of contract liabilities is included in unearned revenues.

We did not recognize any impairment losses on our contract assets during the three and nine months ended September 30, 2024 and 2023.

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$29,407	$30,508
Parts and materials	31,875	37,670
Work in progress	4,208	3,524
Total inventories	$65,490	$71,702

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of office and lab space, machinery and equipment and vehicles. We entered into a sublease agreement that commenced on July 1, 2023, for existing office and lab space in Calgary, Alberta, Canada. See Note 13 - Other (income) and expense, net regarding lease abandonments during the nine months ended September 30, 2024 and 2023.

The components of lease expense and other information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Consolidated Statements of Operations:
Operating lease expense	$4,296	$4,612	$12,942	$13,282
Short-term lease expense	393	463	1,230	1,354
Variable lease expense	212	408	1,032	1,449
Sublease income	(56)	(57)	(169)	(57)
Total lease expense	$4,845	$5,426	$15,035	$16,028
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$3,882	$3,961	$12,791	$12,711
Right of use assets obtained in exchange for operating lease obligations	$3,647	$2,054	$10,606	$12,459
Other information:
Weighted-average remaining lease term - operating leases	8.4 years	8.2 years	8.4 years	8.2 years
Weighted-average discount rate - operating leases	5.41%	5.29%	5.41%	5.29%

Return to Index

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

	September 30, 2024
	Operating Leases	Operating Subleases
Remainder of 2024	$3,798	$(57)
2025	12,985	(231)
2026	10,178	(236)
2027	8,082	(241)
2028	6,420	(163)
Thereafter	27,485	—
Total undiscounted lease payments	68,948	$(928)
Less: Imputed interest	(13,786)
Total operating lease liabilities	$55,162

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			32,000	56,000
Total long-term debt			142,000	166,000
Less: Debt issuance costs			(2,128)	(2,866)
Long-term debt, net			$139,872	$163,134

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

The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company’s U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company’s U.S. and foreign subsidiary companies. Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45.0 million, remain outstanding on July 12, 2025, unless the Company’s liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $10.9 million at September 30, 2024, resulting in an available borrowing capacity under the Credit Facility of approximately $92.1 million. In addition to indebtedness under the Credit Facility, we had approximately $7.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2024.

Return to Index

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.47, and our interest coverage ratio is 6.13, each for the period ended September 30, 2024. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of September 30, 2024. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 11 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior Notes.

The estimated fair value of total debt at September 30, 2024, and December 31, 2023, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest cost	$352	$374	$1,054	$1,113
Expected return on plan assets	(314)	(336)	(891)	(992)
Net periodic pension cost	$38	$38	$163	$121

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

Return to Index

10. EQUITY

Treasury Stock

During the three and nine months ended September 30, 2024, we distributed 23,242 and 92,313 shares of treasury stock, respectively, upon vesting of stock-based awards. During the three and nine months ended September 30, 2024, we repurchased 8,546 and 21,458 shares of our common stock, respectively, for $0.2 million and $0.4 million, respectively, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants’ tax burdens resulting from the issuance of common stock under that plan. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March, May and August 2024, we paid a quarterly cash dividend of $0.01 per share of common stock. In addition, on October 23, 2024, we declared a quarterly dividend of $0.01 per share of common stock for shareholders of record on November 4, 2024, and payable on November 25, 2024.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,772)	$(5,914)
Interest rate swaps - net gain (loss) on fair value	326	942
Total accumulated other comprehensive income (loss)	$(5,446)	$(4,972)

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

In August 2014, we entered into a swap agreement, that expired on August 29, 2024, with a notional amount of $25 million (“2014 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 2.5%. In February 2020, we entered into a second swap agreement with a notional amount of $25 million (“2020 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. The hedging relationship is highly effective; therefore, gains and losses on these swaps will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. At September 30, 2023, the outstanding balance on our Credit Facility had been reduced to zero, and approximately $0.2 million of losses were reclassified to interest expense associated with the ineffective period of the hedging relationship, as it became probable that certain of the forecasted transactions would not occur within the originally specified time period. Remaining net losses on these swaps included in accumulated other comprehensive income (loss) as of September 30, 2024, are $17 thousand all of which is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Credit Facility.

Return to Index

In March 2021, we entered into a new forward interest rate swap agreement and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. This forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). On June 28, 2023, the Company issued the 2023 Senior Notes in the aggregate principal amount of $50 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the existing LIBOR hedging instrument. The Company recognized a gain of $0.4 million in earnings for the $10 million over hedged portion of the interest rate swap in 2023. A net gain of $0.3 million is included in accumulated other comprehensive income (loss) at September 30, 2024. The unamortized balance on this swap will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033.

As of September 30, 2024, the aggregated gains and losses on these interest swaps that are included in accumulated other comprehensive income (loss) are a net gain of $0.3 million.

At September 30, 2024, we had fixed rate long-term debt aggregating $110 million and variable rate long-term debt aggregating $32 million.

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$5	$—	$67	$211	Increase (decrease) to interest expense
10 year interest rate swap	(240)	(415)	(847)	(398)	Increase (decrease) to interest expense
	$(235)	$(415)	$(780)	$(187)

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

Return to Index

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,821	$—	$25,821	$—
	$25,821	$—	$25,821	$—
Liabilities:
Deferred compensation liabilities	$20,108	$—	$20,108	$—
	$20,108	$—	$20,108	$—

		Fair Value Measurement at
		December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,397	$—	$25,397	$—
	$25,397	$—	$25,397	$—
Liabilities:
Deferred compensation liabilities	$17,299	$—	$17,299	$—
	$17,299	$—	$17,299	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Gain) loss on sale of assets	$364	$(76)	$(390)	$(109)
Results of non-consolidated subsidiaries	(108)	(135)	(207)	(334)
Foreign exchange (gain) loss, net	(239)	238	435	(292)
Rents and royalties	(882)	(205)	(1,683)	(460)
Return on pension assets and other pension costs	(314)	(336)	(891)	(992)
Loss on lease abandonment and other exit costs	—	505	699	1,146
Assets write-down	—	128	1,110	1,143
Insurance and other settlements	(3,225)	—	(5,555)	(604)
ATM termination costs	—	455	—	455
Severance and other charges	—	—	824	—
Other, net	(125)	99	(415)	(376)
Total other (income) expense, net	$(4,529)	$673	$(6,073)	$(423)

During the nine months ended September 30, 2024 and 2023, we abandoned certain leases in the U.S. and Canada and incurred lease abandonment and other exit costs of $0.7 million and $1.1 million, respectively. As a result of consolidating and exiting these facilities, the associated leasehold improvements, right of use assets and other assets of $1.1 million and $1.1 million were abandoned and expensed during the nine months ended September 30, 2024 and 2023, respectively. Amounts incurred during the three months ended September 30, 2023, were $0.5 million for lease abandonment and other exit costs and $0.1 million for assets write-down.

In February 2024, we had a fire incident at one of our U.K. facilities and we have recorded partial insurance settlements of $3.2 million and $5.6 million during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2024, amounts associated with costs incurred and loss of income from business interruption were $1.1 million and $3.5 million, respectively, and amounts associated with damage to property, plant and equipment were $2.1 million and $2.1 million, respectively.

Return to Index

During the nine months ended September 30, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

During the three and nine months ended September 30, 2023, we wrote off previously deferred costs of $0.5 million upon termination of a 2022 “at-the-market offering” program (“ATM”).

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
British Pound	$(64)	$(30)	$6	$(211)
Canadian Dollar	(13)	98	60	92
Colombian Peso	44	(12)	13	120
Euro	201	13	266	(4)
Indonesian Rupiah	(332)	71	(107)	37
Russian Ruble	(4)	15	10	(326)
Turkish Lira	9	(24)	34	(472)
Other currencies, net	(80)	107	153	472
Foreign exchange (gain) loss, net	$(239)	$238	$435	$(292)

14. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $4.7 million and $10.0 million for the three and nine months ended September 30, 2024, respectively, compared to an income tax expense of $2.3 million and an income tax benefit of $4.3 million for the three months and nine months ended September 30, 2023, respectively. The effective tax rate for the three and nine months ended September 30, 2024, was 28.1% and 28.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was 20.0% and (14.4%), respectively. The tax rate for the three and nine months ended September 30, 2024 was impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter. The tax rate for the nine months ended September 30, 2023 was largely impacted by the reversal of net deferred tax liabilities attributable to Core Laboratories N.V., which were not realized following the Redomestication Transaction on May 1, 2023.

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

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	46,922	46,692	46,897	46,667
Effect of dilutive securities:
Restricted shares	108	106	76	96
Performance shares	790	806	717	773
Weighted average common shares outstanding - diluted	47,820	47,604	47,690	47,536

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

We use the same accounting policies to prepare our operating segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific operating segments. Summarized financial information of our operating segments is shown in the following table (in thousands):

Return to Index

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended September 30, 2024
Revenue from unaffiliated clients	$88,840	$45,557	$—	$134,397
Inter-segment revenue	34	125	(159)	—
Segment operating income	16,487	3,232	84	19,803
Total assets	322,001	154,995	123,470	600,466
Capital expenditures	2,273	427	29	2,729
Depreciation and amortization	2,537	1,014	125	3,676
Three months ended September 30, 2023
Revenue from unaffiliated clients	$85,145	$40,198	$—	$125,343
Inter-segment revenue	16	25	(41)	—
Segment operating income	12,992	1,544	136	14,672
Total assets	302,769	163,395	126,250	592,414
Capital expenditures	2,840	237	384	3,461
Depreciation and amortization	2,712	1,049	168	3,929
Nine months ended September 30, 2024
Revenue from unaffiliated clients	$259,353	$135,258	$—	$394,611
Inter-segment revenue	71	187	(258)	—
Segment operating income	34,823	9,209	350	44,382
Total assets	322,001	154,995	123,470	600,466
Capital expenditures	7,481	914	252	8,647
Depreciation and amortization	7,854	3,073	362	11,289
Nine months ended September 30, 2023
Revenue from unaffiliated clients	$248,717	$132,863	$—	$381,580
Inter-segment revenue	145	144	(289)	—
Segment operating income	28,780	10,324	955	40,059
Total assets	302,769	163,395	126,250	592,414
Capital expenditures	5,879	1,237	727	7,843
Depreciation and amortization	8,374	3,034	502	11,910

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

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of September 30, 2024, and should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Part II, “Item 1A - Risk Factors” of this Quarterly Report and “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed by us with the Securities and Exchange Commission (“SEC”).

Outlook

Currently, global oil inventories are low relative to historical levels, and with continued supply restrictions from the Organization of the Petroleum Exporting Countries (“OPEC+”), global supply is expected to be managed and maintained at a level to meet forecasted growth in oil demand for the next few years. During the last couple of years, OPEC+ and its key member, Saudi Arabia, announced several mandatory and voluntary reductions in production that are expected to remain in place through November 2024, after which, the cuts will be phased out on a monthly basis as scheduled starting December 1, 2024, stretching to November 2025, with the flexibility to pause or reverse the adjustments as necessary.

The current global demand for crude oil and natural gas remains at a high level and according to the latest International Energy Agency’s report, global demand is expected to continue increasing in 2024, 2025 and beyond. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain at current levels or increase if projections for demand remain accurate or disruptions to supply occur. In 2023, capital spending towards the exploration of crude oil and natural gas reached its highest level in over a decade with modest growth in 2024 and additional growth expected in 2025. Therefore, our clients' activities associated with the appraisal, development and production of crude oil and natural gas are also expected to remain at current levels or increase for the remainder of 2024. Outside the U.S., international oil and gas projects continue to build and are expected to grow and accelerate into the next several years. U.S. onshore drilling and completion activities are expected to remain at current levels with some typical seasonal decrease towards the end of the year.

The ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East continue to cause disruptions to traditional maritime supply chains and the trading of crude oil and derived products, such as diesel fuel. The maritime supply chains associated with the movement of crude oil have continued to realign and stabilize throughout 2023 and in 2024, which has reduced some of the volatility in crude-oil prices and disruptions to our operations. Core Lab expects crude-oil supply lines

Return to Index

to remain more stable, and the Company's volume of associated laboratory services to be commensurate with the trading and movement of crude-oil into Europe, the Middle East, Asia and across the globe. The United States, the European Union, the United Kingdom and other countries continue to expand sanctions, export controls and other measures against Russia, Belarus, Iran and other countries, officials, individuals or industries in the respective territories, which may have further impact on the trading and movement of crude oil and derived products. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in many offshore developments in both the U.S. and internationally. In the U.S. we are involved in projects with many of the onshore unconventional basins and offshore projects in the Gulf of Mexico. Outside the U.S. we continue to work on many smaller and large-scale projects analyzing crude oil and derived products in every major producing region of the world. Notable larger projects are in locations such as Guyana and Suriname, located offshore South America, Australia, Southern Namibia and the Middle East. Analysis and measurement of crude oil derived products also occurs in every major producing region of the world. Additionally, some of our major clients have increased their investment in projects to capture and sequester carbon dioxide (“CO2”). The Company’s activities on these projects have expanded and are expected to continue expanding in 2024 and beyond.

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended September 30,
	2024		2023		$ Change	% Change
REVENUE:
Services	$98,842	74%	$92,883	74%	$5,959	6%
Product sales	35,555	26%	32,460	26%	3,095	10%
Total revenue	134,397	100%	125,343	100%	9,054	7%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	75,503	76%	68,976	74%	6,527	9%
Cost of product sales, exclusive of depreciation expense shown below*	31,302	88%	27,641	85%	3,661	13%
Total cost of services and product sales	106,805	79%	96,617	77%	10,188	11%
General and administrative expense, exclusive of depreciation expense shown below	8,642	6%	9,452	8%	(810)	(9)%
Depreciation and amortization	3,676	3%	3,929	3%	(253)	(6)%
Other (income) expense, net	(4,529)	(3)%	673	1%	(5,202)	NM
OPERATING INCOME	19,803	15%	14,672	12%	5,131	35%
Interest expense	3,108	2%	3,147	3%	(39)	(1)%
Income before income taxes	16,695	12%	11,525	9%	5,170	45%
Income tax expense	4,691	3%	2,305	2%	2,386	104%
Net income	12,004	9%	9,220	7%	2,784	30%
Net income (loss) attributable to non-controlling interest	259	—%	(37)	—%	296	NM
Net income attributable to Core Laboratories Inc.	$11,745	9%	$9,257	7%	$2,488	27%

Other Data:
Current ratio (1)	2.48:1		2.71:1
Debt to EBITDA ratio (2)	1.58:1		2.26:1
Debt to Adjusted EBITDA ratio (3)	1.47:1		1.92:1

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

Return to Index

	Three Months Ended
	September 30, 2024		June 30, 2024		$ Change	% Change
REVENUE:
Services	$98,842	74%	$96,337	74%	$2,505	3%
Product sales	35,555	26%	34,240	26%	1,315	4%
Total revenue	134,397	100%	130,577	100%	3,820	3%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	75,503	76%	74,823	78%	680	1%
Cost of product sales, exclusive of depreciation expense shown below*	31,302	88%	28,107	82%	3,195	11%
Total cost of services and product sales	106,805	79%	102,930	79%	3,875	4%
General and administrative expense, exclusive of depreciation expense shown below	8,642	6%	10,259	8%	(1,617)	(16)%
Depreciation and amortization	3,676	3%	3,770	3%	(94)	(2)%
Other (income) expense, net	(4,529)	(3)%	(2,390)	(2)%	(2,139)	89%
OPERATING INCOME	19,803	15%	16,008	12%	3,795	24%
Interest expense	3,108	2%	3,209	2%	(101)	(3)%
Income before income taxes	16,695	12%	12,799	10%	3,896	30%
Income tax expense	4,691	3%	3,609	3%	1,082	30%
Net income	12,004	9%	9,190	7%	2,814	31%
Net income attributable to non-controlling interest	259	—%	158	—%	101	NM
Net income attributable to Core Laboratories Inc.	$11,745	9%	$9,032	7%	$2,713	30%

Other Data:
Current ratio (1)	2.48:1		2.39:1
Debt to EBITDA ratio (2)	1.58:1		1.86:1
Debt to Adjusted EBITDA ratio (3)	1.47:1		1.66:1

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

Return to Index

	Nine Months Ended September 30,
	2024		2023		$ Change	% Change
REVENUE:
Services	$291,674	74%	$277,224	73%	$14,450	5%
Product sales	102,937	26%	104,356	27%	(1,419)	(1)%
Total revenue	394,611	100%	381,580	100%	13,031	3%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	224,191	77%	211,031	76%	13,160	6%
Cost of product sales, exclusive of depreciation expense shown below*	90,132	88%	87,409	84%	2,723	3%
Total cost of services and product sales	314,323	80%	298,440	78%	15,883	5%
General and administrative expense, exclusive of depreciation expense shown below	30,690	8%	31,594	8%	(904)	(3)%
Depreciation and amortization	11,289	3%	11,910	3%	(621)	(5)%
Other (income) expense, net	(6,073)	(2)%	(423)	—%	(5,650)	1336%
OPERATING INCOME	44,382	11%	40,059	10%	4,323	11%
Interest expense	9,740	2%	9,812	3%	(72)	(1)%
Income before income taxes	34,642	9%	30,247	8%	4,395	15%
Income tax expense (benefit)	9,958	3%	(4,344)	(1)%	14,302	NM
Net income	24,684	6%	34,591	9%	(9,907)	(29)%
Net income attributable to non-controlling interest	687	—%	115	—%	572	NM
Net income attributable to Core Laboratories Inc.	$23,997	6%	$34,476	9%	$(10,479)	(30)%

Other Data:
Current ratio (1)	2.48:1		2.71:1
Debt to EBITDA ratio (2)	1.58:1		2.26:1
Debt to Adjusted EBITDA ratio (3)	1.47:1		1.92:1

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

Operating Results for the Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023 and June 30, 2024 and for the Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development, and production of oil, gas and derived products outside the U.S. For the three months ended September 30, 2024, service revenue was $98.8 million, an increase of 6% year-over-year and 3% sequentially. Year-over-year, the increase was due to growth in activity levels in both international and U.S. markets. Activity on reservoir rock and fluid projects continues to expand and reservoir fluid analysis services in several international regions showed improvement when compared to the prior year. Additionally, well completion diagnostic services in the U.S. market showed strong growth in 2024 when compared to the same period in 2023. The growth in revenue continues to be negatively impacted by the on-going geopolitical conflicts previously discussed and delays of well diagnostic projects in the Gulf of Mexico caused by multiple hurricanes during the three months ended September 30, 2024.

Return to Index

Sequentially, the increase in service revenue was primarily driven by growth in international reservoir rock projects and fluid analysis services, offset by delays in projects associated with well completion diagnostic services in the U.S. impacted by multiple hurricanes in the Gulf of Mexico during the current quarter.

For the nine months ended September 30, 2024, service revenue was $291.7 million, an increase of 5% compared to the same period in the prior year, driven by increases in both international and U.S. activity, as well as strong growth in well completion diagnostic services in the U.S., as discussed above.

Product Sales Revenue

Product sales are primarily tied to supporting the U.S. onshore drilling and completion activities and bulk product sales to international markets. Product sales to international markets are typically sold and shipped in bulk and revenue can vary from one quarter to another. The average U.S. land rig count for the three months ended September 30, 2024 was 10% lower when compared to the same period in 2023, U.S. onshore drilling and completion activities continue to decline during the three months ended September 30, 2024. For the three months ended September 30, 2024, product sales revenue of $35.6 million increased 10% year-over-year and 4% sequentially. The year-over-year growth in product sales was driven primarily by a larger volume of bulk shipments to international markets partially offset by lower level of product sales in the U.S. onshore market during the three months ended September 30, 2024.

Sequentially, the increase was due to a higher level of bulk shipments in the international market offset by a lower level of product sales in the U.S. onshore market.

For the nine months ended September 30, 2024, product sales revenue was $102.9 million, and decreased 1% compared to the same period in the prior year, primarily due to decreased sales in the U.S. onshore market as discussed above.

Cost of Services, excluding depreciation

Cost of services was $75.5 million for the three months ended September 30, 2024, an increase of 9% year-over-year and 1% sequentially. Cost of services expressed as a percentage of service revenue was 76% for the three months ended September 30, 2024, compared to 74% for the same period in the prior year, and 78% compared to the prior quarter. Year-over-year, the increase in cost of services as a percentage of service revenue was primarily associated with higher employee compensation and higher operating costs as a result of additional costs incurred due to the fire incident at one of our U.K. facilities. The additional costs and loss of income from business interruption were substantially covered by insurance proceeds recorded in Other (income) expense, net.

Sequentially, the improvement in cost of services as a percentage of services revenue was primarily due to the improved utilization of our global laboratory network with a higher revenue base and a slightly different mix of services provided in the three months ended September 30, 2024, versus the prior quarter.

For the nine months ended September 30, 2024, cost of services was $224.2 million, an increase of 6% compared to the same period in the prior year. Cost of services expressed as a percentage of service revenue remained relatively flat compared to the same period in the prior year. Although utilization of our global laboratory network has improved with higher revenue, these efficiency gains have been offset by the impact of higher employee compensation and operating costs as discussed above.

Cost of Product Sales, excluding depreciation

Cost of product sales was $31.3 million for the three months ended September 30, 2024, an increase of 13% year-over-year and 11% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 88% for the three months ended September 30, 2024, compared to 85% year-over-year and 82% sequentially. The year-over-year increase in cost of product sales as a percentage of product sales was primarily due to a decrease in manufacturing efficiencies and absorption of fixed costs as product sales have decreased in the U.S. market.

Return to Index

Sequentially, the increase in cost of product sales as a percentage of product sales was primarily due to the decrease in manufacturing efficiencies as discussed above.

For the nine months ended September 30, 2024, cost of product sales was $90.1 million, an increase of 3% compared to the same period in the prior year. Cost of product sales expressed as a percentage of product sales revenue was 88% for the nine months ended September 30, 2024, compared to 84% for the same period in the prior year. The increase in cost of product sales as a percentage of product sales revenue was primarily due to lower levels of product sales in the U.S., which resulted in higher absorption of fixed costs on a lower revenue base and other factors as discussed above.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations.

G&A expense for the three months ended September 30, 2024, was $8.6 million, which decreased $0.8 million compared to the same period in 2023. The year-over-year decrease was primarily due to a $1.9 million reversal of stock compensation expense previously recognized, as the performance targets levels were determined to be unachievable for certain awards vesting in 2024. The decrease in this compensation cost was partially offset by implementation costs of a global human capital management system and a third-party assessment of the Company’s IT cybersecurity environment initiated in 2024.

G&A expense for the three months ended September 30, 2024, of $8.6 million decreased $1.6 million compared to the three months ended June 30, 2024. The sequential decrease of $1.6 million in G&A expense was primarily due to the reversal of stock compensation expense discussed above partially offset by changes in other employee compensation costs.

G&A expense for the nine months ended September 30, 2024, was $30.7 million and decreased $0.9 million compared to $31.6 million for the nine months ended September 30, 2023. The decrease was primarily due to lower stock compensation expense offset by higher levels of expense for system implementation costs and cybersecurity assessments in 2024 as discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2024, was $3.7 million, a decrease of 6% year-over-year and 2% sequentially. Depreciation and amortization expense for the nine months ended September 30, 2024, was $11.3 million, a decrease of 5% year-over-year. The decrease in depreciation and amortization expense compared to the prior year periods and sequentially is primarily due to assets which became fully depreciated and lower levels of capital expenditures.

Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Gain) loss on sale of assets	$364	$(76)	$(390)	$(109)
Results of non-consolidated subsidiaries	(108)	(135)	(207)	(334)
Foreign exchange (gain) loss, net	(239)	238	435	(292)
Rents and royalties	(882)	(205)	(1,683)	(460)
Return on pension assets and other pension costs	(314)	(336)	(891)	(992)
Loss on lease abandonment and other exit costs	—	505	699	1,146
Assets write-down	—	128	1,110	1,143
Insurance and other settlements	(3,225)	—	(5,555)	(604)
ATM termination costs	—	455	—	455
Severance and other charges	—	—	824	—
Other, net	(125)	99	(415)	(376)
Total other (income) expense, net	$(4,529)	$673	$(6,073)	$(423)

During the nine months ended September 30, 2024 and 2023, we abandoned certain leases in the U.S. and Canada and incurred lease abandonment and other exit costs of $0.7 million and $1.1 million, respectively. As a result of consolidating and exiting these facilities, the associated leasehold improvements, right of use assets and other assets of $1.1 million and $1.1 million were abandoned and expensed during the nine months ended September 30, 2024 and 2023, respectively. Amounts related to the three months ended September 30, 2023, were $0.5 million for lease abandonment and other exit costs and $0.1 million for assets write-down.

In February 2024, we had a fire incident at one of our U.K. facilities and have recorded partial insurance settlements of $3.2 million and $5.6 million during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2024, amounts associated with costs incurred and loss of income from business interruption were $1.1 million and $3.5 million, respectively, and amounts associated with damage to property, plant and equipment were $2.1 million and $2.1 million, respectively.

During the nine months ended September 30, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

During the three and nine months ended September 30, 2023, we wrote off previously deferred costs of $0.5 million upon termination of a 2022 “at-the-market offering” program (“ATM”).

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
British Pound	$(64)	$(30)	$6	$(211)
Canadian Dollar	(13)	98	60	92
Colombian Peso	44	(12)	13	120
Euro	201	13	266	(4)
Indonesian Rupiah	(332)	71	(107)	37
Russian Ruble	(4)	15	10	(326)
Turkish Lira	9	(24)	34	(472)
Other currencies, net	(80)	107	153	472
Foreign exchange (gain) loss, net	$(239)	$238	$435	$(292)

Return to Index

Interest Expense

Interest expense for the three months ended September 30, 2024 was $3.1 million relatively flat year-over-year and down 3% compared to the prior quarter. The Company retired $75.0 million of senior notes on September 30, 2023, which carried a fixed interest rate of 4.11%. These senior notes were partially refinanced with $50 million of new senior notes which carry fixed interest rates of 7.25% and 7.50%. Although the total debt of the Company has been reduced, the current debt carries a higher blended interest rate. Sequentially, the decrease was primarily due to lower average borrowings on our bank revolving credit facility during the three months ended September 30, 2024. Interest expense for the nine months ended September 30, 2024 was $9.7 million compared to $9.8 million for the nine months ended September 30, 2023, primarily due to the changes in borrowings and the associated interest rates, as discussed above.

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $4.7 million and $10.0 million for the three and nine months ended September 30, 2024, respectively, compared to an income tax expense of $2.3 million and an income tax benefit of $4.3 million for the three months and nine months ended September 30, 2023, respectively. The effective tax rate for the three and nine months ended September 30, 2024, was 28.1% and 28.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was 20.0% and (14.4%), respectively. The tax rate for the three and nine months ended September 30, 2024 was impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter. The tax rate for the nine months ended September 30, 2023 was largely impacted by the reversal of net deferred tax liabilities attributable to Core Laboratories N.V., which were not realized following the Redomestication Transaction on May 1, 2023.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

	Three Months Ended						Year-over-year	Sequential
	September 30, 2024		September 30, 2023		June 30,2024		% Change	% Change
REVENUE:
Reservoir Description	$88,840	66%	$85,145	68%	$86,277	66%	4%	3%
Production Enhancement	45,557	34%	40,198	32%	44,300	34%	13%	3%
Consolidated	$134,397	100%	$125,343	100%	$130,577	100%	7%	3%
OPERATING INCOME:
Reservoir Description *	$16,487	19%	$12,992	15%	$11,443	13%	27%	44%
Production Enhancement *	3,232	7%	1,544	4%	4,401	10%	109%	(27)%
Corporate and Other (1)	84	0%	136	0%	164	0%	NM	NM
Consolidated	$19,803	15%	$14,672	12%	$16,008	12%	35%	24%

* Percentage, which represents operating margins, is based on operating income divided by applicable revenue rather than total revenue.
"NM" means not meaningful
(1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

Return to Index

	Nine Months Ended September 30,				Year-over-year
	2024		2023		% Change
REVENUE:
Reservoir Description	$259,353	66%	$248,717	65%	4%
Production Enhancement	135,258	34%	132,863	35%	2%
Consolidated	$394,611	100%	$381,580	100%	3%
OPERATING INCOME:
Reservoir Description *	$34,823	13%	$28,780	12%	21%
Production Enhancement *	9,209	7%	10,324	8%	(11)%
Corporate and Other (1)	350	0%	955	0%	NM
Consolidated	$44,382	11%	$40,059	10%	11%

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

Revenue from the Reservoir Description operating segment of $88.8 million for the three months ended September 30, 2024 increased 4% year-over-year and 3% sequentially. The year-over-year increase was primarily due to growth in reservoir rock and fluid analysis projects in the international market and higher demand for crude-assay analysis services in certain regions. These increases continue to be negatively impacted by the on-going geopolitical conflicts previously discussed and delays in fluids analysis projects caused by the hurricanes in the Gulf of Mexico during the current quarter.

Sequentially, the increase in revenue is associated with a slightly elevated level of activity in reservoir rock and fluid analysis for international projects, as well as increased revenue associated with crude-assay analysis services. These increases were partially offset by lower sales of laboratory equipment and delays in fluids analysis projects caused by the hurricanes in the Gulf of Mexico during the current quarter.

Revenue from the Reservoir Description segment of $259.4 million for the nine months ended September 30, 2024 increased 4% from the same period in 2023. The increase in revenue during 2024 is primarily due to growth in activity levels on international projects for reservoir rock and fluid analysis services, particularly the Middle East and Asia Pacific, and improvement in the level of some crude-assay analysis services in the Europe and Africa regions. The growth in revenue was partially offset by delayed project revenue caused by the fire incident at one of our U.K. facilities as discussed above. The Company holds insurance policies for both property damage and business interruption, which has minimized the loss to the Company associated with the fire.

Operating income of $16.5 million for the three months ended September 30, 2024, increased $3.5 million, year-over-year and $5.0 million sequentially. Operating margins were 19% for the three months ended September 30, 2024, compared to 15% year-over-year, and 13% sequentially. Year-over-year, the increase in operating income and operating margins was primarily attributable to the improved utilization of our global laboratory network with higher revenue base, and some insurance proceeds received in the current quarter to recover losses previously absorbed from the fire in the Aberdeen facility. These improvements were partially offset by higher employee compensation and operating expenses. Sequentially, the increase in operating income and operating margins was primarily due to 1) incremental revenue in the three months ended September 30, 2024; 2) gain on insurance recovery of losses absorbed in previous quarters from the fire, and 3) a lower level of Corporate G&A expenses absorbed in the segment. See discussion of General and Administrative Expense, above. Operating income of $34.8 million for the nine months ended September 30, 2024, increased $6.0 million year-over-year compared to the same period in 2023. Operating margins were 13% for the nine months ended September 30, 2024, a slight increase compared to 12% in the same

Return to Index

period in prior year. The increase in operating income is primarily driven by incremental revenue of $10.6 million year-over-year.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities typically experience a seasonal decline at end of the year with activity levels increasing at the beginning of the year. Average rig count in the U.S. land market for the three months ended September 30, 2024, was down by 10% year-over-year and 3% sequentially. International rig count remained flat year-over-year and decreased 3% sequentially.

Revenue from the Production Enhancement operating segment of $45.6 million for the three months ended September 30, 2024, increased 13% year-over-year and 3% sequentially. Year-over-year, there was strong growth in well completion diagnostic services coupled with a higher level of bulk sales in the international markets. Sequentially, increased product sales to international market substantially offset by a decline in the U.S land completion activity and delayed well completion diagnostic projects in the Gulf of Mexico caused by hurricanes during the three months ended September 30, 2024.

Revenue from the Production Enhancement segment of $135.3 million for the nine months ended September 30, 2024, increased 2% from the same period in 2023. The increased revenue in 2024 was primarily driven by strong growth in well completion diagnostic services in the U.S. markets substantially offset by lower activity and product sales into the U.S. onshore market.

Operating income of $3.2 million for the three months ended September 30, 2024, increased $1.7 million year-over-year, and decreased $1.2 million sequentially. Operating margins for the three months ended September 30, 2024, were 7%, compared to operating margins of 4% year-over-year and 10% sequentially. Year-over-year, the increase in operating income and margins was primarily driven by a higher level of service revenue that contributed to higher margins in 2024 compared to 2023, and a lower level of corporate G&A expenses absorbed by the segment. Sequentially, the decrease in operating income and margins was primarily due to delayed well diagnostic projects with high decremental margins caused by the hurricanes in the Gulf of Mexico during the three months ended September 30, 2024 although a lower level of corporate G&A expenses was absorbed by the segment.

Operating income of $9.2 million for the nine months ended September 30, 2024, decreased $1.1 million compared to the same period in the prior year. Operating margins were 7% for the nine months ended September 30, 2024, a slight decrease compared to 8% in 2023. The decrease in operating income and margin were primarily due to a decrease in product manufacturing efficiencies in the U.S. and other factors as discussed above.

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

We are a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no

Return to Index

restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2024, $20.0 million of our $21.5 million of cash was held by our foreign subsidiaries.

The Company continues to maintain the quarterly dividend of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023	% Change
Cash flows provided by (used in):
Operating activities	$35,773	$5,360	567%
Investing activities	(2,835)	(4,206)	(33)%
Financing activities	(26,584)	34	NM
Net change in cash and cash equivalents	$6,354	$1,188	435%

Comparing the nine months ended September 30, 2024 to the same period in the prior year, cash flows provided by operating activities improved to $35.8 million in 2024 compared to $5.4 million in the same period 2023. The Company improved its overall working capital primarily by lowering its level of inventory during the nine months ended September 30, 2024.

Cash flows used in investing activities for the nine months ended September 30, 2024 of $2.8 million were primarily driven by funding capital expenditures of $8.6 million offset by proceeds on the sale of assets of $0.9 million, net proceeds of $2.1 million from insurance recovery associated with the fire incident earlier in the year at one of the U.K. facilities and proceeds on company owned life insurance policies of $2.8 million. Cash flows used in investing activities for the nine months ended September 30, 2023 of $4.2 million were driven primarily by funding capital expenditures of $7.8 million offset by proceeds on company owned life insurance policies of $3.4 million.

Cash flows used in financing activities for the nine months ended September 30, 2024 of $26.6 million includes a $24.0 million net reduction in long-term debt, quarterly dividends of $1.4 million and $0.8 million costs associated with the Redomestication Transaction. Cash flows provided by financing activities for the nine months ended September 30, 2023 were nominal and primarily driven by a $6.0 million net increase in long-term debt, and $1.3 million of debt issuance costs associated with the new senior notes issued in July 2023. Additionally, we paid quarterly dividends of $1.4 million and incurred $2.8 million in costs associated with the Redomestication Transaction.

During the nine months ended September 30, 2024, we repurchased 21,458 shares of our common stock to satisfy personal tax liabilities of participants in our stock-based compensation plan for an aggregate purchase price of $0.4 million.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP and should not be considered in isolation nor construed as an alternative to operating income, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table

Return to Index

reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP (in thousands):

	Nine Months Ended September 30,
	2024	2023	% Change
Free cash flow calculation:
Net cash provided by operating activities	$35,773	$5,360	567%
Less: Cash paid for capital expenditures	(8,647)	(7,843)	10%
Free cash flow	$27,126	$(2,483)	NM

Free cash flow for the nine months ended September 30, 2024 increased $27.1 million, compared to a decrease of $2.5 million for the same period in 2023. The net cash provided by operating activities of $35.8 million during the nine months ended September 30, 2024, was primarily driven by improvement in overall working capital with a significant reduction in inventory levels during this nine-month period. Capital expenditures were $0.8 million higher during the nine months ended September 30, 2024 compared to the same period in the prior year.

Senior Notes, Credit Facility and Available Future Liquidity

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes outstanding that were issued through private placement transactions.

Additionally, we, along with CLIH, have a secured credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature. As of September 30, 2024, the Credit Facility has an available borrowing capacity of approximately $92.1 million.

These debt instruments are summarized in the following table (in thousands):

	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			32,000	56,000
Total long-term debt			142,000	166,000
Less: Debt issuance costs			(2,128)	(2,866)
Long-term debt, net			$139,872	$163,134

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

In accordance with the terms of the Credit Facility, our leverage ratio is 1.47, and our interest coverage ratio is 6.13, each for the period ended September 30, 2024. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of September 30, 2024. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes. See Note 7 - Long-term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Senior Notes and the Credit Facility.

See Note 11 - Derivative Instruments and Hedging Activities of the Notes to the Interim Consolidated Financial Statements, for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and the 2023 Senior Notes.

Return to Index

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock, par value $0.01, that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
July 1 - 31, 2024 (1)	224	$19.98	—	—
August 1 - 31, 2024 (1)	7,638	$23.24	—	—
September 1 - 30, 2024 (1)	684	$19.56	—	—
Total	8,546	$22.86	—

(1)
Repurchased shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

Item 5. Other Information

During the three months ended September 30, 2024 no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

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

CORE LABORATORIES INC.

Date:	October 24, 2024	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index