Form 10-K
period 2024-12-31
Core Laboratories Inc. /DE/
filed 2025-02-13
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $938,376,082.

As of January 31, 2025, the number of shares of common stock of the registrant outstanding was 46,826,820.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CORE LABORATORIES INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

i

PART I

ITEM 1. BUSINESS

General

Core Laboratories Inc. is a Delaware corporation. We were established in 1936 and are one of the world’s leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry, primarily through client relationships with many of the world’s major, national and independent oil companies. These services and products can enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from their new and existing fields. We make measurements on reservoir rocks, reservoir fluids (crude oil, natural gas and water) and their derived products. In addition, we assist clients in evaluating subsurface targets associated with Carbon Capture and Sequestration (“CCS”) projects or initiatives. We have over 70 offices in more than 50 countries and have approximately 3,500 employees.

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which through a series of steps, resulted in the merger of Core Laboratories N.V., a holding company in the Netherlands, with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and subsequently the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. As a result of the Redomestication Transaction, all common shares in Core Laboratories N.V. were canceled and exchanged for common stock in Core Laboratories Luxembourg S.A. on a one-for-one basis. Former holders of Core Laboratories N.V. common shares now hold one share of common stock of Core Laboratories Inc. (formerly Core Laboratories Luxembourg S.A.) for each Core Laboratories N.V. common share owned immediately prior to the consummation of the Redomestication Transaction, and the business, assets, liabilities, directors and officers of Core Laboratories Inc. became the same as the business, assets, liabilities, directors and officers of Core Laboratories N.V. immediately prior to the Redomestication Transaction.

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

Development of New Technologies, Services and Products

We conduct research and development to meet the needs of our clients who are continually seeking new services and technologies to lower their costs of finding, developing and producing oil and gas. While the aggregate number of wells being drilled per year fluctuates in response to market conditions, oil and gas producers have, on a proportional basis, increased expenditures on technology services to improve their understanding of the reservoir, increased production of oil and gas from their producing fields, and more recently, CCS projects. We intend to continue concentrating our efforts on services and technologies that help our clients reduce risk by evaluating geologic and engineering aspects of subsurface stratigraphic targets to improve reservoir performance and increase oil and gas recovery, as well as CCS projects and other projects directed at the global objective to reduce carbon emissions.

International Expansion of Services and Products

Another component of our business strategy is to broaden the spectrum of services and products offered to our clients on a global basis. We intend to continue using our worldwide network of offices to offer our services and products that have been developed internally or obtained through acquisitions. This global emphasis allows us to increase our revenue and enhance our profit through efficient utilization of our worldwide network.

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

We offer our services worldwide through a global network of offices. Services accounted for 74%, 73% and 71% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

We manufacture products primarily in five facilities for distribution on a global basis. Product sales accounted for 26%, 27% and 29% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Core Lab has been at the forefront of digital transformation technologies for more than two decades. Core Lab’s extensive, proprietary databases and analog technologies, coupled with artificial intelligence (“AI”) and machine learning, help our clients improve efficiencies and lower operating costs throughout the upstream value chain. The analysis and integration of these critical datasets is enhanced because of Core Lab’s proprietary RAPIDTM database. Core Lab’s Digital Innovation Group works collaboratively with multiple international and national oil companies on projects that utilize Core Lab’s proprietary digital technologies and services. Core Lab’s proprietary Advanced Rock Typing technology combines Core Lab’s vast, comprehensive database of physical measurements and World Wide Rock CatalogTM with its proprietary image acquisition technology and innovative AI image recognition. Core Lab’s proprietary World Wide Rock CatalogTM provides a database and analog reference set for predicting properties when physical measurements are unavailable. These technologies provide clients with analog data sets in situations where the acquisition of new conventional core may not be possible or where only wellbore drill cuttings are available. High-resolution images of wellbore cuttings and sidewall cores are quickly and efficiently matched with analogs from Core Lab’s proprietary database of samples from around the world. Physically measured data sets from the matching analogs are delivered to our clients in time to make appraisal and development decisions.

Core Lab’s proprietary legacy portfolio of geological studies and rock and fluid property datasets on conventional reservoirs and seals, accessible through Core Lab’s database platform, RAPIDTM, are being leveraged in energy transition projects as well, and are proving invaluable to operators evaluating potential CCS sites.

Core Lab holds various patents, trade secrets, and proprietary designs for laboratory equipment required to analyze reservoir rocks as well as the properties and phase behavior of reservoir fluids and derived products. We manufacture a wide range of ambient and reservoir condition rock and fluid analysis laboratory equipment for our own use throughout our international laboratory network. Among these devices are complex, high-pressure, high-temperature, reservoir condition, multi-phase flow systems and full visualization Pressure-Volume-Temperature cells, along with the ancillary equipment required to support these laboratory programs. We also sell equipment of this type to universities, government institutes, and client company research labs.

While recognizing the need to optimize the full value chain of our clients, from producing well to retail sales of hydrocarbon products, a state-of-the-art IT platform, CONNECT: was launched to efficiently acquire and optimize workflows of field data, laboratory results, and other observations relevant to our client base. The system is designed for single data entry, and that data can be used for further analysis and, more importantly, be shared with our clients by process flow dashboards with key performance indicators. The system can also share real-time data on mobile devices, enabling our clients to make quick decisions.

We continue to add new modules to our suite of data management platforms that enhance customer experience and improve access to project results.

We conduct numerous large-scale, multi-company reservoir description projects, applying proprietary and state-of-the-art techniques from the earliest phases of a field development program until the last economic barrel of oil is recovered. We initiate and deliver a group of international and U.S. based consortium studies to evaluate both conventional and unconventional reservoirs. These projects, which often run more than a year, are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients’ cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us. Core Lab retains rights of ownership to complete joint industry project studies, which can be resold at a later date.

Our databases, technology and analytical methods also allow us to assist our clients in other ways. Many of our clients have begun investing in and developing other sources of energy, including renewables. Some of these initiatives include deployment of technologies associated with the assessment of strata to establish strategies tied to subsurface gas storage and mining of elements such as lithium, which are critical components of batteries for energy storage. Measurement and analytical techniques are also used to assist our clients with reporting requirements associated with carbon sequestration.

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

In addition to Core Lab’s many patented reservoir diagnostic technologies, Production Enhancement has established itself as a global leader in the manufacturing and distribution of high-performance perforating products. Core Lab’s manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems while gaining in efficiency and productivity. Core Lab’s unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the drilling and completion of oil and gas wells. This “systems” approach to the perforation of an oil or gas well has resulted in numerous patented products which are aimed at assisting clients with the following:

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

Marketing and Sales

We market and sell our services and products through a combination of sales representatives, technical seminars, trade shows and print advertising. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices. Our Business Development group manages a Large Account Management Program to better serve our largest and most active clients by meeting with key personnel within their organizations to ensure the quality of our services and products are meeting their expectations and address any issues or needs in a timely manner.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for 66%, 65% and 66% of our revenue during the years ended December 31, 2024, 2023 and 2022, respectively. We attribute service revenue to the country in which the service was performed rather than where the reservoir or project is located, while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of service revenue performed and recorded in the U.S. that are sourced from projects on non-U.S. oilfields.

The following graphs and table summarize our reported revenue by geographic region for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	United States	Europe/Africa/ Middle East	Asia Pacific	Canada	Former Soviet Union	Latin/ South America	Consolidated
2024	$178,895	$220,360	$37,796	$28,637	$26,723	$31,437	$523,848
2023	$178,549	$213,339	$32,770	$26,898	$26,118	$32,116	$509,790
2022	$166,701	$200,863	$32,688	$27,797	$29,514	$32,172	$489,735

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

In addition, we depend on the demand for our products and services from the oil and gas industry and, therefore, are affected by changing taxes (including subsidies), price controls, tariffs, and trade restrictions, and other laws and regulations relating to the oil and gas industry in general, including those specifically directed to hydraulic fracturing, onshore production, air pollution, and climate change.

Likewise, governmental, scientific, and public concern over the threat of climate change arising from greenhouse gas (“GHG”) emissions, including public and private incentive programs for alternative and renewable energy sources, may result in a change in consumer preferences for energy sources and therefore a decreased demand for our customers’ products. Sustained deviations from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand as consumption of energy, particularly natural gas, is seasonal.

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

Core Lab’s eighty-plus years of expertise evaluating both subsurface geology and fluid flow through natural, porous media and our reputation for reliable and efficient reservoir optimization services provides us with opportunities to play a positive role in supporting emerging energy transition initiatives.

Core Lab offers technologically advanced services that provide scientific data important to the design of client projects that involve injecting carbon dioxide (“CO2”) into geologic formations for permanent storage or to improve recovery of hydrocarbons. Within Core Lab’s CCS Consortium and through our laboratories, we study how CO2 interacts with fluids in the reservoir as well as how CO2 mobilizes residual oil in collaboration with the reservoir.

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

We do not have locations in a natural, rural environment. Before opening a new location, potential impacts to the environment and community are considered by executive management. In the event we close a particular location, we try to ensure that the land and building are properly returned to a suitable condition. We also take steps designed to ensure that any potential environmental conditions have been remediated as required by local regulation and standards.

GHG Emissions

Core Laboratories maintains a sustainability management system that tracks our consumption of non-renewable resources. We have also engaged a third-party sustainability data company to quantify the impact of emissions categorized as:

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

Occupational Safety and Health Regulations

Our operations in the United States and foreign countries are subject to stringent occupational safety and health laws and regulations, which are intended to protect worker health and safety, including the federal Occupational Safety and Health Act, which establishes requirements to protect the health and safety of workers. The U.S. Occupational Safety and Health Administration (“OSHA”) hazard communication standard, the Environmental Protection Agency (“EPA”) community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities and citizens. The federal Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) establishes requirements for the safe use and storage of explosives. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with these laws and regulations. Foreign countries in which we conduct operations may also have analogous controls that regulate our worker safety-related activities, which controls may impose additional, or more stringent requirements.

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

Human Capital

We are primarily a service provider in the oilfield services industry, so our workforce includes employees who are highly skilled professionals, including engineers and geologists, and other technical personnel, in addition to our administrative employees. As of December 31, 2024, we had approximately 3,500 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Our Core Values: (1) Safety Awareness, (2) Honesty & Integrity, (3) Customer Focus, (4) Building Trust and (5) Employee Development, define us as a company and are the framework that unite us on the path toward achieving our goals and propelling Core Lab forward. These values represent and establish the foundation by which we treat each other, conduct our business and simply define “how we do things around here.” By embedding our Core Values into our operating strategies, we ensure that our company culture and mission also drive our Environmental, Social and Governance (“ESG”) sustainability efforts. We keep our employees informed of major business developments through CoreConnect, a communication initiative to drive connection and engagement between employees and executive leadership, and through contact by extended leadership teams, periodic emails, quarterly newsletters, quarterly reports, and annual events.

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

We develop our employees through performance management and talent assessment processes, competency-based development plans and training both in leadership and functional areas while also offering educational assistance programs.

Our annual performance management cycle is an ongoing process that enables managers and employees to collaborate throughout the year to set performance goals and development objectives that align to business objectives. These processes are designed to help employees understand where they add value to the organization, provide focus on and discussion around career aspirations, and reward employees for high performance.

We aspire to create an inclusive work culture where differences are valued. We recognize the unique perspectives and thoughts that our employees bring to our environment which stimulates innovation and generates out-of-the-box solutions that benefit our Company, clients and industry. We promote a culture-centric focus on the health and safety of our employees and the environment with a proactive approach towards identifying and managing risks through recognition, evaluation, and education. We empower our employees by fostering a sense of responsibility for managing their own work environment through open communication, and a management-supported “zero accident” culture.

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
global or domestic health crises;
▪
the adoption of legal requirements or taxation;
▪
changes in existing laws, regulations or other governmental actions;
▪
cost of producing and the ability to deliver oil and natural gas;
▪
the level of drilling and production activity;
▪
financial condition of our client base and their ability to fund capital expenditures;
▪
coordination by the OPEC+;
▪
civil unrest or political uncertainty in oil producing or consuming countries and other geopolitical conflict, including the ongoing conflict in the Middle East and between Russia and Ukraine;
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

The geopolitical conflict between Russia and Ukraine has resulted in the U.S. government, European Union, the United Kingdom and other countries imposing broad-ranging and coordinated economic sanctions and export control measures against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

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
•
a prohibition by the U.S. on exporting, selling, or supplying certain categories of services, including engineering services and petroleum services, to persons located in Russia; and
•
enhanced export controls and trade sanctions targeting Russia’s importation of certain goods and technology, including restrictive measures on the export and re-export of dual-use goods, stricter licensing policy with respect to issuing export licenses, and increased use of “end-use” controls to block or impose licensing requirements on exports.

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

Should future sanctions require us to cease or wind down our Russian operations, our assets located there may be impacted and could become subject to impairment. As of December 31, 2024, the Company’s fixed assets and total assets in Russia were $4.5 million and $11.7 million, respectively. Total assets located in Russia represent approximately 2% of the Company’s total assets. Additionally, the Company leases its operating facilities in Russia, and as of December 31, 2024, the contractual obligation to exit these leased facilities is approximately $0.4 million. For the year ended December 31, 2024, revenue attributable to our operations in Russia was $23.0 million, representing approximately 4% of the Company’s total revenue. If we discontinue our operations in Russia as a result of expanded sanctions, we could incur employee severance and other associated exit costs of approximately $2.5 million, as required under local laws.

During the year ended December 31, 2024, revenue attributable to the Company’s Ukraine operations and assets located in Ukraine, were immaterial to the Company’s total revenue and total assets.

We are actively monitoring the situation in Ukraine and assessing its impact on our operations in the region, including our business partners and customers. We have not experienced any material interruptions in our infrastructure, supplies or networks needed to support our operations. However, the situation is continuously evolving and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government responses, are fluid and beyond our control. Our operations, financial results and cash flows, including our ability to repatriate cash, may be adversely affected due to the conflict and will depend on various factors, including the extent and duration of the conflict, its effects on regional and global economic and geopolitical conditions, and the effect of more expansive or stringent laws, sanctions or trade control restrictions, whether adopted by Western nations or the Russian Federation, on our business, the global economy and global supply chains.

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

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The frequency and magnitude of cybersecurity attacks is increasing and threat actors have become more sophisticated. Cybersecurity attacks are similarly evolving and include without limitation use of malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. We may be unable to anticipate, detect or prevent future attacks, particularly as the vectors used by threat actors change frequently or are not readily identifiable until deployed. We may also be unable to investigate or remediate cybersecurity incidents as threat actors are increasingly using techniques designed to circumvent controls, avoid detection, and delete or obfuscate forensic evidence.

Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information, personal information and other data, or other disruption of our business operations. In addition, certain cyber incidents, such as unauthorized surveillance, may remain undetected for an extended period. Our systems and insurance coverage (if any) for protecting against cyber security risks, including cyberattacks, may not be sufficient and may not protect against or cover all of the losses (including potential reputational loss) we may experience. As cyber incidents continue to evolve, particularly with the advent of artificial intelligence, we may be required to expend additional resources to modify or enhance our cybersecurity measures or to investigate and remediate the effects of cyber incidents.

We utilize technologies, controls and procedures, as well as internal staff and external service providers to protect our systems and data, to identify and remediate vulnerabilities and to monitor and respond to threats. However, there can be no assurance that such measures will be sufficient to prevent security breaches from occurring. No security measure is infallible. If we or the third parties with whom we interact were to experience a successful attack, the potential consequences to our business, workforce and the communities in which we operate could be significant, including financial losses, regulatory fines, loss of business, an inability to settle transactions or maintain operations, litigation costs, remediation costs, disruptions related to investigation, and significant damage to our reputation. If our systems for protecting against cyber-attacks prove not to be sufficient, we could be adversely affected by loss or damage of intellectual property, proprietary information, client data, employee data, financial data, our reputation, interruption of business operations, or additional costs to prevent, respond to, or mitigate cyber-attacks. These risks could have a material adverse effect on our business, reputation, results of operations, and financial condition.

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

Certain states have adopted or are considering adopting, legal requirements that could impose more stringent disclosure, permitting and/or well construction requirements on hydraulic fracturing operations, and local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of hydraulic fracturing activities.

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

New or amended legislation, executive actions, regulations or other regulatory initiatives that impose more stringent oil and gas sector requirements or fees on GHG emissions or restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of producing fossil fuels. For example, in November 2024, the EPA finalized the methane emissions charge rule, implementing the Inflation Reduction Act of 2022 “IRA 2022,” which applies to oil and gas facilities emitting more than 25,000 metric tons of CO2 equivalent per year. If the methane emissions charge rule is implemented, it could increase our U.S. customers’ operating costs, and the fees and other requirements of the regulation could accelerate the transition away from fossil fuels, which may in turn reduce demand for our products and services and adversely affect our business and results of operations.

As another example, in December 2023, the U.S. Environmental Protection Agency (“EPA”) finalized more stringent methane emissions rules for new, modified, and reconstructed facilities in the oil and gas sector, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc which may increase operating costs for some of our clients. Similarly, governments have and may continue to take actions to restrict where or how our clients are permitted to operate. The requirements of the EPA’s final methane rules and similar regulations for the oil and gas industry have the potential to increase our clients’ operating costs and thus may adversely affect our financial results and cash flows.

To the extent that climate change alters weather patterns, it can impact the demand for our customers’ products. Our operations and the operations of our customers are also susceptible to the physical effects of climate change, such as increased frequency or severity of storm systems, hurricanes, droughts, floods, extreme winter weather, or geologic/geophysical conditions. Such events can impact our operations directly and indirectly, and could also result in increased insurance costs.

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

The United States Securities and Exchange Commission released its final rule on climate-related disclosures on March 6, 2024, requiring the disclosure of certain climate-related risks and financial impacts, as well as GHG emissions. Under the rule, large accelerated filers would be required to incorporate the applicable climate-related disclosures into their filings beginning in fiscal year 2025, with additional requirements relating to the disclosure of Scope 1 and 2 greenhouse gas emissions, if material, and attestation reports for certain large accelerated filers subsequently phasing in. However, the future of the SEC climate rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges; moreover, the Commission may seek to repeal the rule though we cannot predict whether such action will occur or its timing.

Business operations may also subject us or our customers to state-mandated climate disclosures. For instance, the Climate-Related Financial Risk Act (“CRFRA”) in California requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures (“TCFD”) recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s (“ISSB”) climate-relate disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under this law would begin in 2026 and the ultimate impact of the law on our business is uncertain—the Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the law—but, absent clarification or revisions to the law, alongside the SEC disclosure rule, finalization and implementation may result in increased compliance costs and increased costs of and restrictions on access to capital.

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

We operate from locations around the globe and provide services in coastal regions and coastal cities and services related to marine shipping activities of our clients. These locations and activities are susceptible to the physical effects of climate change, such as increased frequency or severity of tropical storm systems, hurricanes, droughts, floods, extreme winter weather, or geologic/geophysical conditions that may result in:

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

It is intended that the steps in the Redomestication Transaction qualify as a form of “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Although Vinson & Elkins L.L.P., Core Lab’s U.S. tax counsel, provided an opinion that the Redomestication Transaction should qualify as a form of reorganization within the meaning of Section 368(a) of the Code, and Core Laboratories N.V., Core Laboratories Luxembourg S.A. and Core Laboratories Inc. may have or intend to file tax returns consistent with this intended tax treatment, this tax treatment is not free from doubt. Your tax advisor may not agree with our intended tax treatment and the IRS may assert, or a court may sustain, a contrary position.

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

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 3.1 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.4 million square feet and own approximately 1.7 million square feet. We serve our worldwide clients through five Advanced Technology Centers (“ATCs”) that are located in Aberdeen, Scotland; Abu Dhabi, United Arab Emirates; Houston, Texas; Kuala Lumpur, Malaysia; and Rotterdam, The Netherlands. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, our more significant manufacturing facilities are located in Frépillon, France, Godley, Texas, Red Deer, Alberta, Canada, and Pyle,

Wales which are included in our Production Enhancement operating segment. Our facilities are adequate for our current operations; however, expansion into new facilities or the replacement or modification of existing facilities may be required to accommodate future growth.

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

On January 31, 2025, the closing price, as quoted by the NYSE, was $16.97 per share and there were 46,826,820 shares of common stock issued and outstanding held by approximately 176 record holders. These amounts exclude shares held by us as treasury stock.

See Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for discussion of equity compensation plans.

Performance Graph

The following performance graph compares the performance of our common stock to the Standard & Poor’s 500 Index and the Philadelphia Oil Service Index (“OSX”) for the period beginning December 31, 2019 and ending December 31, 2024. Core Lab is now an established member of the OSX which includes a greater concentration of our most direct peers.

The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2019 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information is “furnished” and shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2024

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
October 1 - 31, 2024 (1)	21,829	$19.22	—	—
November 1 - 30, 2024 (1)	52,136	$19.64	—	—
December 1 - 31, 2024 (1)	191,017	$18.12	—	—
Total	264,982	$18.51	—

(1) During the quarter, 87,766 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award. Additionally, we purchased 177,216 shares in the open market during the quarter.

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

From the activation of the share repurchase program through December 31, 2024, we have repurchased 40,666,075 shares for an aggregate purchase price of approximately $1.7 billion, or an average price of $41.12 per share. At December 31, 2024, we held 140,048 shares in treasury.

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

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which through a series of steps, resulted in the merger of Core Laboratories N.V., a holding company in the Netherlands, with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and subsequently the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. The Redomestication Transaction has been accounted for as a transaction between entities under common control. There is no difference between the combined separate entities prior to the Redomestication Transaction and the combined separate entities after the Redomestication Transaction with respect to the consolidated financial statements; therefore, comparative information reported in these financial statements do not differ from amounts previously reported under Core Laboratories N.V.’s consolidated financial statements. These financial statements should be read in conjunction with Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022, including Note 2 - Summary of Significant Accounting Policies.

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

The following table summarizes the annual average and year-end worldwide and U.S. rig counts for the years ended December 31, 2024, 2023 and 2022, as well as the annual average and year-end spot price of a barrel of WTI crude, Europe Brent crude and a MMBtu of natural gas:

	2024	2023	2022
Baker Hughes Worldwide Average Rig Count (1)	1,735	1,814	1,747
Baker Hughes U.S. Average Rig Count (1)	599	689	721
Baker Hughes U.S. Land-based Average Rig Count (1)	580	670	706
Baker Hughes Worldwide Year-End Rig Count (2)	1,660	1,739	1,835
Baker Hughes U.S. Year-End Rig Count (2)	589	623	780
Baker Hughes U.S. Land-based Year-End Rig Count (2)	575	603	763
Average Crude Oil Price per Barrel WTI (3)	$76.63	$77.58	$94.90
Average Crude Oil Price per Barrel Brent (4)	$80.52	$82.49	$100.93
Average Natural Gas Price per MMBtu (5)	$2.19	$2.52	$6.45
Year-end Crude Oil Price per Barrel WTI (3)	$72.44	$71.89	$80.16
Year-end Crude Oil Price per Barrel Brent (4)	$74.58	$77.69	$82.82
Year-end Natural Gas Price per MMBtu (5)	$3.40	$2.58	$3.52
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

In general, activities associated with the exploration of oil and gas in the U.S. onshore market are more sensitive to changes in the crude-oil commodity prices, as opposed to larger international and offshore projects which take multiple years to plan and develop. These international and offshore projects once announced and started, will continue through completion, despite changes in the current price of crude oil. The geopolitical conflict between Russia and Ukraine that began in February 2022, caused disruptions to traditional maritime supply chains associated with the movement of crude oil, initially reducing the level of crude oil sourced from Russia and being imported into various European ports. The disruptions to traditional maritime supply chains of crude oil and derived products, such as diesel fuel, and associated sanctions imposed on maritime exports of these products out of Russia caused significant volatility in both the prices and trading patterns of these products during 2022 and into 2023. As a result, average crude-oil prices were elevated during 2022, but have since decreased, moderating in 2023 and stabilizing in 2024. The maritime supply chains associated with the movement of crude oil have continued to realign and stabilize in 2023 and 2024, which reduced some of the volatility in crude-oil prices, however, expanded sanctions were issued in January 2025, which have resulted in more recent elevated prices and uncertainty.

The conflict in the Middle East that began in October 2023 has resulted in additional disruptions in the movement and trading of crude oil which continued throughout 2024. The Company's volume of associated laboratory services is commensurate with the trading and movement of crude-oil into Europe, the Middle East, Asia and across the globe. However, the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control. According to the latest International Energy Agency’s report, the current global demand for crude oil and natural gas remains at a moderate level though the growth momentum is expected to slow down in 2025 due to further weakening of the macroeconomic climate, as Gross Domestic Product (“GDP”) growth stays below trend in major economies, including China.

U.S. land drilling and completion activities improved in 2022, however, activity decreased during 2023 and continued to decrease throughout 2024. Since April 2023, the U.S. land-based rig count has continuously declined resulting in a 5% reduction as of December 31, 2024 compared to December 31, 2023.

Information published by the EIA, shows that the inventory of wells drilled but uncompleted (a “DUC” well) in the U.S., was 5,825 as of December 31, 2023, and declined to 5,238 at end of 2024. This data indicates that during the period of higher activity, operators were drilling wells but not completing them as the DUC inventory grew. As activity levels began to decline, operators began to drill fewer new wells and were completing some of the wells that had been previously drilled but not completed. As drilling and completion activity levels continued to decline from 2023 to 2024, the number of wells completed continued to outpace the number of new wells drilled during these periods.

In the U.S., the land-based average rig count decreased approximately 5% from 2022 to 2023 primarily due to a significant decline in natural gas prices. Additionally, efficiencies gains in drilling and completing wells allowed operators to complete their drilling programs ahead of their original schedule. Average natural gas prices continued to decline by approximately 13% in 2024 compared to 2023, and as a result the U.S. land-based average rig count decreased by a similar level in 2024. Demand for product sales and associated services will typically change in tandem with the changes in the rig count and associated drilling and completion activity.

Outside of the U.S., international average rig count showed an increase of approximately 6% in 2023 from 2022, however, subsequently remained flat in 2024. Long-term international and offshore projects which are commonly announced through Final Investment Decisions and subsequently initiated are not as susceptible or at-risk to delay or suspension due to short-term volatility in crude-oil commodity prices. The Company has maintained its annual capital expenditures between $10.0 million and $13.0 million during the years 2022, 2023 and 2024, which is significantly reduced from average annual capital expenditures in years prior to the pandemic.

Results of Operations

Operating Results for the Year Ended December 31, 2024 Compared to the Years Ended December 31, 2023 and 2022

We evaluate our operating results by analyzing revenue, operating income and operating income margin (defined as operating income divided by total revenue). Since we have a relatively fixed cost structure, decreases in revenue generally translate into lower operating income results. Results for the years ended December 31, 2024, 2023 and 2022 are summarized in the following chart.

Revenue, Operating Income and Operating Income Margin
(in millions)
$523.8
$58.6
11.2%
$509.8
$54.6
10.7%
$489.7
$41.5
8.5%
2024
2023
2022
Revenue
Operating Income
Operating Income Margin

Results of operations as a percentage of applicable revenue for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands, except for per share information):

							2024 / 2023	2023 / 2022
	2024		2023		2022		% Change
REVENUE:
Services	$388,205	74.1%	$371,914	73.0%	$346,974	70.8%	4.4%	7.2%
Product sales	135,643	25.9%	137,876	27.0%	142,761	29.2%	(1.6)%	(3.4)%
Total revenue	523,848	100.0%	509,790	100.0%	489,735	100.0%	2.8%	4.1%
OPERATING EXPENSES:
Cost of services* (1)	297,324	76.6%	282,135	75.9%	274,297	79.1%	5.4%	2.9%
Cost of product sales* (1)	123,198	90.8%	117,822	85.5%	119,358	83.6%	4.6%	(1.3)%
Total cost of services and product sales	420,522	80.3%	399,957	78.5%	393,655	80.4%	5.1%	1.6%
General and administrative expense (1)	39,770	7.6%	40,259	7.9%	38,117	7.8%	(1.2)%	5.6%
Depreciation and amortization	14,953	2.9%	15,784	3.1%	17,161	3.5%	(5.3)%	(8.0)%
Other (income) expense, net	(9,953)	(1.9)%	(850)	(0.2)%	(722)	(0.1)%	NM	NM
OPERATING INCOME	58,556	11.2%	54,640	10.7%	41,524	8.5%	7.2%	31.6%
Interest expense	12,369	2.4%	13,430	2.6%	11,570	2.4%	(7.9)%	16.1%
Income before income taxes	46,187	8.8%	41,210	8.1%	29,954	6.1%	12.1%	37.6%
Income tax expense	14,034	2.7%	4,185	0.8%	10,296	2.1%	235.3%	(59.4)%
Net income	32,153	6.1%	37,025	7.3%	19,658	4.0%	(13.2)%	88.3%
Net income attributable to non-controlling interest	753	0.1%	350	0.1%	205	—	NM	NM
Net income attributable to Core Laboratories Inc.	$31,400	6.0%	$36,675	7.2%	$19,453	4.0%	(14.4)%	88.5%

Diluted earnings per share	$0.67		$0.78		$0.42		(14.1)%	85.7%

Diluted earnings per share attributable to Core Laboratories Inc.	$0.66		$0.77		$0.42		(14.3)%	83.3%

Diluted weighted average common shares outstanding	47,685		47,523		46,813
Other Data:
Current ratio (2)	2.32:1		2.53:1		2.05:1
Debt to EBITDA ratio (3)	1.37:1		2.11:1		2.68:1
Debt to Adjusted EBITDA ratio (4)	1.31:1		1.76:1		2.29:1

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

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, production, movement and refinement of oil, gas and derived products outside the U.S. Service revenue for the year ended December 31, 2024, was $388.2 million, an increase of 4% compared to 2023. The increase was due to growth in activity levels in both U.S. and international markets. Approximately 70% of service revenue is generated from international markets, and in 2024, growth occurred in several international markets, primarily in Europe, Africa and Asia Pacific, despite the headwinds from the on-going geopolitical conflicts previously discussed. The increase in U.S. service revenue in 2024 compared to 2023, benefited from continued growing client activity from 2023 into 2024, for our reservoir core and reservoir fluids analysis services on projects from across the globe that are often conducted in our advanced technology center located in Houston, Texas, as well as a growing demand for CCS projects. Well completion diagnostic services in the U.S. market also showed strong growth in 2024 compared to 2023 although some well diagnostic projects in the Gulf of Mexico were delayed due to multiple hurricanes during 2024. Service revenue for the year ended December 31, 2023, was $371.9 million, increased by 7% compared to 2022. In 2023, the increase was due to growth in activity levels in both U.S. and international markets. The growth occurred in several international markets including the recovery of services in the European region. The increase in U.S. operations benefited from growing client activity year over year for our reservoir core and reservoir fluids analysis services on projects from across the globe, as well as a growing demand for CCS projects.

Product Sales Revenue

Product sales revenue, which is equally tied to the completion of onshore wells in the U.S. and international activities. Product sales to the U.S. onshore markets are generally delivered more frequently and in smaller quantities, versus product sales to international markets which are typically shipped and delivered in bulk and the timing of delivery can vary from one period to another. Product sales revenue for the year ended December 31, 2024, was $135.6 million, a decrease of 2% compared to 2023. The decline in our product sales revenue is primarily associated with the activity decline in the U.S. onshore market, where the U.S. land-based average rig count decreased 13% in 2024 compared to 2023. Product sales revenue for the year ended December 31, 2023, was $137.9 million, a decrease of 3% compared to 2022. The decrease in product sales, is primarily driven by the decline in the U.S. onshore market, where the U.S. land-based average rig count decreased by 5% in 2023 compared to 2022.

Cost of Services, excluding depreciation

Cost of services for the year ended December 31, 2024 was $297.3 million, an increase of 5% compared to 2023, which is slightly higher than the change in service revenue. Cost of services for the year ended December 31, 2023 was $282.1 million, an increase of 3% compared to 2022. Cost of services expressed as a percentage of service revenue increased to 77% in 2024 compared to 76% in 2023. The slight increase in cost of services as a percentage of service revenue in 2024, was primarily associated with higher employee compensation and higher operating costs as a result of additional costs incurred due to the fire incident at one of our U.K. facilities. The additional costs and loss of income from business interruption were substantially covered by insurance proceeds recorded in Other (income) expense, net. Cost of services expressed as a percentage of service revenue improved to 76% in 2023 from 79% in 2022. Improvement in cost of services as a percentage of service revenue in 2023, was primarily associated with improved utilization of our global laboratory network on higher revenue.

Cost of Product Sales, excluding depreciation

Cost of product sales for the year ended December 31, 2024 was $123.2 million, an increase of 5% compared to 2023 and cost of product sales as a percentage of sales revenue increased to 91% in 2024 from 86% in 2023. Both were driven primarily by certain inventory and other related asset write-downs of approximately $3.3 million in 2024. Cost of product sales for the year ended December 31, 2023 was $117.8 million, a decrease of 1% compared to 2022 and cost of product sales expressed as a percentage of product sales revenue increased to approximately 86% in 2023 from 84% in 2022. Both were primarily due to inflation in material costs throughout 2023 and higher absorption of fixed costs on a lower revenue base.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations. G&A expense was $39.8 million in 2024, a decrease of 1% or $0.5 million. The decrease is associated with lower employee compensation costs, which were substantially offset by increases in costs associated with the implementation of a global human capital management system and a third-party assessment of the Company’s IT cybersecurity environment. G&A expense was $40.3 million in 2023, an increase of 6% or $2.1 million compared to 2022. The increase is primarily due to changes in value of company owned life insurance and stock compensation expense during the period. See Note 17 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements for further details.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2024 was $15.0 million, a decrease from $15.8 million and $17.2 million in 2023 and 2022, respectively. The decrease in 2024 and 2023 is associated with assets which became fully depreciated and lower levels of capital expenditures.

Other (Income) Expense, net

The components of other (income) expense, net are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Gain on sale of assets	$(1,779)	$(200)	$(1,068)
Results of non-consolidated subsidiaries	(236)	(394)	(294)
Foreign exchange (gain) loss, net	1,197	176	229
Rents and royalties	(1,922)	(698)	(709)
Return on pension assets and other pension costs	(1,178)	(1,365)	(545)
Loss on lease abandonment and other exit costs	699	1,146	—
Assets write-down	1,110	1,143	—
Insurance and other settlements	(8,432)	(604)	(669)
Severance and other charges	985	—	3,332
ATM termination costs	—	455	—
Other, net	(397)	(509)	(998)
Total other (income) expense, net	$(9,953)	$(850)	$(722)

In 2024 and 2022, we sold certain ownership interest in mineral rights of certain properties for a net gain of $1.4 million and $0.7 million, respectively, which is included in gain on sale of assets.

During the years ended December 31, 2024 and 2023, we abandoned certain leases in the U.S. and Canada and incurred lease abandonment and other exit costs of $0.7 million and $1.1 million, respectively. As a result of consolidating and exiting these facilities, the associated leasehold improvements, right of use assets and other assets of $1.1 million and $1.1 million were abandoned and expensed during the years ended December 31, 2024 and 2023, respectively.

In February 2024, we had a fire incident at one of our U.K. facilities and we have recorded partial settlements and certain net gains from insurance recovery of $8.4 million during the year ended December 31, 2024. Amounts associated with partial settlement for costs incurred and loss of income from business interruption are $4.0 million, and net gains associated with property, plant and equipment are $4.4 million.

During the year ended December 31, 2023, we wrote off previously deferred costs of $0.5 million upon termination of our 2022 at-the-market offering (“ATM Program”). See Note 14 - Equity for additional information.

During the year ended December 31, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million. During the year ended December 31, 2022, we received insurance settlements of $0.7 million associated with business interruptions and property losses to certain facilities caused by the North America mid-continent winter storm in February 2021.

Foreign exchange (gain) loss, net is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Angolan Kwanza	$(46)	$188	$(2)
Australian Dollar	(2)	81	9
British Pound	117	(408)	212
Canadian Dollar	293	156	238
Colombian Peso	62	92	(430)
Euro	41	438	(382)
Indonesian Rupiah	315	82	379
Nigerian Naira	126	(74)	(39)
Norwegian Krone	(20)	103	(31)
Russian Ruble	36	(375)	35
Turkish Lira	53	(472)	114
Other currencies, net	222	365	126
Foreign exchange (gain) loss, net	$1,197	$176	$229

Interest Expense

Interest expense for the year ended December 31, 2024 was $12.4 million compared to $13.4 million and $11.6 million in 2023 and 2022, respectively. In 2024, the Company reduced its total outstanding debt by $38.0 million or 23% from end of 2023. The decrease in interest expense associated with lower outstanding debt was partially offset by a higher average blended interest rates in 2024 compared to 2023. In September 2023, the 2011 Senior Notes of $75 million with a fixed rate of 4.11% matured and were partially refinanced with the 2023 Senior Notes of $50 million with higher fixed rates of 7.25% and 7.50%. In 2023, the Company reduced its outstanding debt from end of 2022, however, the interest expense was higher in 2023 primarily due to: 1) rising interest rates on our variable rate debt during these periods, and 2) partial refinancing of the 2011 Senior Notes of $75 million with the 2023 Senior Notes of $50 million, as discussed above. See Note 11 - Long-term Debt, net of the Notes to the Consolidated Financial Statements for further detail. Interest expense was also affected by changes associated with our interest rate swap agreements, as described in Note 15 - Derivative Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $14.0 million in 2024 and resulted in an effective tax rate of 30.4%. The 2024 tax expense was primarily impacted by the geographic mix of earnings. Income tax expense was $4.2 million in 2023 and resulted in an effective tax rate of 10.2%. The 2023 tax expense was primarily impacted by the reversal of deferred tax liabilities of $11.6 million associated with the Redomestication Transaction, partially offset by the geographic mix of earnings.

See Note 9 - Income Taxes of the Notes to the Consolidated Financial Statements for further detail of income tax expense.

Segment Analysis

The following charts and tables summarize the annual revenue and operating results as a percentage of applicable revenue for our two complementary operating segments.

Segment Revenue

							2024 / 2023	2023 / 2022
	2024		2023		2022		% Change
REVENUE:
Reservoir Description	$346,146	66.1%	$333,345	65.4%	$307,691	62.8%	3.8%	8.3%
Production Enhancement	177,702	33.9%	176,445	34.6%	182,044	37.2%	0.7%	(3.1)%
Total revenue	$523,848	100.0%	$509,790	100.0%	$489,735	100.0%	2.8%	4.1%
OPERATING INCOME:
Reservoir Description*	$51,466	14.9%	$41,039	12.3%	$22,902	7.4%	25.4%	79.2%
Production Enhancement*	6,612	3.7%	12,519	7.1%	16,351	9.0%	(47.2)%	(23.4)%
Corporate and other (1)	478	0.1%	1,082	0.2%	2,271	0.5%	NM	NM
OPERATING INCOME	$58,556	11.2%	$54,640	10.7%	$41,524	8.5%	7.2%	31.6%

* Percentage, which represents operating margin, is based on operating income divided by applicable revenue rather than total revenue.

“NM” means not meaningful.

(1) “Corporate and other” represents those items that are not directly relating to a particular operating segment.

Reservoir Description

Reservoir Description operations are closely correlated with trends in international and offshore activity levels, with approximately 80% of its revenue sourced from producing fields, development projects and movement of crude oil and derived products outside the U.S. The Company continues to see growth in international projects across several international regions and disruptions in the maritime movement and logistical trading patterns for crude oil and derived products, caused by the Russia-Ukraine and Middle East geopolitical conflicts have begun to stabilize.

Revenue from the Reservoir Description operating segment for the year ended December 31, 2024 was $346.1 million, an increase of 4% compared to 2023. The increased revenue in 2024 is primarily due to growing client activity for our reservoir core and reservoir fluids analysis services on projects in several regions across the globe, as well as continued momentum of growing demand for CCS projects in the last couple of years. Additionally, crude assay services associated with the maritime movement of crude oil and derived products which were impacted by the Russia-Ukraine conflict continued to improve in 2024. The growth in revenue was partially offset by delayed project revenue caused by the fire incident at one of our U.K. facilities. The Company holds insurance policies for both property damage and business interruption, which has minimized the loss to the Company associated with the fire. Revenue from the Reservoir Description operating segment was $333.3 million in 2023, an increase of 8% when compared to $307.7 million in 2022. The increased revenue in 2023 is primarily due to growing client activity for our reservoir core and reservoir fluids analysis services on projects in several regions across the globe, as well as growing demand for CCS projects. Additionally, crude assay services associated with the maritime movement of crude oil and derived products improved in 2023, which were negatively impacted by the Russia-Ukraine conflict that began in 2022.

Operating income for the year ended December 31, 2024 was $51.5 million, an increase of 25% compared to 2023. Operating margins increased to 14.9% in 2024 from 12.3% in 2023. The increase in operating income and operating margins in 2024 was primarily due to high operating margins associated with the incremental revenue of $12.8 million in 2024 and continued improvement in utilization of our global laboratory network. Operating income in 2023 was $41.0 million, an increase of 79% compared to 2022. Operating margins increased to 12.3% in 2023 compared to 7.4% in 2022. The increase in operating income and operating margin in 2023, correlates to the incremental revenue and the improved utilization of our global laboratory network, as well as the negative impact from the beginning of the Russia-Ukraine conflict in 2022.

Production Enhancement

Production Enhancement’s operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities peaked in 2022, after the COVID-19 pandemic, but declined in 2023 and declined further in 2024. The decline in drilling and completion activity was primarily due to the weakening of both crude oil and natural gas commodity prices in 2023, and oil and gas producing companies remain focused on return of investment versus growing production, and were more disciplined with their annual production growth plans. As a result, average rig count in the U.S. onshore market declined by 13% in 2024 compared to 2023.

Revenue from the Production Enhancement operating segment for the year ended December 31, 2024 was $177.7 million, a slight increase of 1% compared to 2023, primarily due to a higher level of service revenue associated with strong growth in well completion diagnostic services in 2024. This increase was substantially offset by lower activity and product sales into the U.S. onshore market. Revenue from the Production Enhancement operating segment was $176.4 million in 2023, a decrease of 3% compared to 2022. In 2023, the decrease in drilling and completion activities in the U.S. land market is primarily due to operating companies reduced activity in 2023 as they were ahead of schedule in their annual drilling programs due to efficiencies gained in drilling and completing wells. Operators continue to remain focused on return of investment versus growing production, as discussed above.

Operating income for the year ended December 31, 2024 was $6.6 million, a decrease of 47%. Operating margins decreased to 3.7% in 2024 from 7.1% in 2023. The decrease in operating income and operating margin in 2024, was primarily due to 1) a charge of $3.3 million recorded in 2024 associated with inventory and other related asset write-downs, 2) a loss on sales of $0.6 million associated with the disposal of a building, and 3) severance and other charges of $0.5 million incurred in 2024, and no similar transactions in 2023. Operating income was $12.5 million in 2023 compared to $16.4 million in 2022. Operating margin of 7.1% in 2023 decreased from 9.0% in 2022. The decrease in operating income and operating margins in 2023, correlates to the decrease in revenue and higher absorption of fixed costs on a lower revenue base, as well as increased cost associated with inflation on materials and shipping costs.

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

We were a holding company incorporated in the Netherlands, and after the Redomestication Transaction completed in May 2023, we are a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of December 31, 2024, $18.4 million of our $19.2 million of cash balances was held by our foreign subsidiaries.

The Company continues to maintain a quarterly dividend of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cash provided by (used in):
Operating activities	$56,388	$24,789	$24,956
Investing activities	(6,394)	(6,652)	(3,856)
Financing activities	(45,957)	(18,445)	(23,375)
Net change in cash and cash equivalents	$4,037	$(308)	$(2,275)

Comparing the year ended December 31, 2024, to the year ended December 31, 2023, net income decreased $4.9 million, however, cash provided by operating activities increased $31.6 million. In 2024, improvement in cash provided by operating activities was primarily driven by improved operational working capital of $34.7 million compared to 2023, partially offset by higher cash used in prepaid expenses and other assets in 2024 versus 2023. Comparing the year ended December 31, 2023 to the year ended December 31, 2022, net income increased $17.4 million, however, cash provided by operating activities was relatively flat between these periods. Net income for the year ended December 31, 2023 includes a non-cash tax benefit of approximately $11.6 million associated with the Company’s Redomestication Transaction, partially offset by a decrease of $3.3 million in net deferred tax assets, and non-cash investment gains of $5.0 million in 2023 compared to non-cash losses of $5.1 million in 2022.

Cash used in investing activities for the year ended December 31, 2024 of $6.4 million was driven primarily by funding capital expenditures of $13.0 million offset by: 1) $1.7 million of proceeds from sale of assets, 2) $2.1 million of insurance recovery proceeds on property, plant and equipment associated with the fire incident in one of our facilities in the U.K., and 3) $2.8 million received on company owned life insurance policies. Cash used in investing activities for the year ended December 31, 2023 of $6.7 million was driven primarily by funding capital expenditures of $10.6 million offset by $3.4 million of net proceeds received on company owned life insurance policies and $0.5 million of proceeds from sales of assets. Cash used by investing activities for the year ended December 31, 2022 of $3.9 million was primarily due to funding capital expenditures of $10.2 million, offset by $2.1 million of proceeds received from sale of assets and net proceeds of $4.2 million received from insurance and company-owned life insurance policies.

Cash used in financing activities in 2024 of $46.0 million was primarily due to: 1) a net reduction in debt of $38 million, 2) dividends paid of $1.9 million, and 3) repurchase of common stock of $5.3 million. Cash used in financing activities in 2023 of $18.4 million was primarily due to: 1) a net reduction in debt of $9.0 million, 2) debt issuance costs of $1.3 million primarily associated with the issuance of the 2023 Senior Notes, 3) cash paid for costs incurred in the Redomestication Transaction of $4.1 million, 4) dividends paid of $1.9 million, and 5) repurchase of common stock of $2.2 million. Cash used in financing activities in 2022 of $23.4 million was primarily due to: 1) a net reduction in debt of $15.0 million, 2) debt issuance costs incurred of $2.2 million associated with renewing our credit facility in 2022, 3) dividends paid of $1.9 million, and 4) repurchase of common stock of $3.9 million.

During 2024, we repurchased 286,440 shares of our common stock for an aggregate amount of $5.3 million, or an average price of $18.52 per share. See Note 14 - Equity of the Notes to the Consolidated Financial Statements for additional information. We believe our share repurchase program has been beneficial to our shareholders over the longer term. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $17.31 per share on December 31, 2024, an increase exceeding 300%. The 1% stock buyback excise tax may apply to the shares repurchased under our share purchase program. The amount subject to the excise tax generally is the fair market value of stock repurchased by us net of the fair market value of any stock issued by us during such taxable year.

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

	For the Years Ended December 31,
Free Cash Flow Calculation	2024	2023	2022
Net cash provided by operating activities	$56,388	$24,789	$24,956
Less: cash paid for capital expenditures	(13,028)	(10,579)	(10,216)
Free cash flow	$43,360	$14,210	$14,740

Free cash flow increased significantly by $29.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to improvement in our operational working capital as discussed above, offset by a slightly higher level of capital spending associated with replacing equipment and restoring the facility that were damaged in the fire at one of our facilities in the U.K. that occurred in 2024.

Free cash flow decreased slightly by $0.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a slightly higher level of capital spending in 2023.

Senior Notes, Credit Facility and Available Future Liquidity

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes that were issued through private placement transactions. Additionally, we, along with CLIH, have a secured credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature. As of December 31, 2024, the Credit Facility has an available borrowing capacity of approximately $106.1 million.

Our debt instruments are summarized in the following table (in thousands):

			December 31,
	Interest Rate	Maturity Date	2024	2023
2021 Senior Notes Series A(1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B(1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A(2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B(2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			18,000	56,000
Total long-term debt			128,000	166,000
Less: Debt issuance costs			(1,889)	(2,866)
Long-term debt, net			$126,111	$163,134

As of December 31, 2024, we have two series of senior notes, the 2021 Senior Notes and the 2023 Senior Notes, outstanding with an aggregate principal amount of $110.0 million. The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”.

In accordance with the terms of the Credit Facility, our leverage ratio is 1.31, and our interest coverage ratio is 6.74, each for the period ended December 31, 2024. We are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes. See Note 11 - Long-Term Debt, net of the Notes to the Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Senior Notes and the Credit Facility.

See Note 15 - Derivative Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and the 2023 Senior Notes.

In addition to our repayment commitments under our Credit Facility and our Senior Notes, we have non-cancellable operating lease arrangements under which we lease office and lab space, machinery, equipment and vehicles. We also have employer contribution commitments related to our Dutch pension plan with amounts payable in the future based upon workforce factors that cannot be estimated beyond one year. These material future contractual obligations are discussed in Note 7 - Leases, Note 11 - Long-term Debt, net and Note 12 - Pension and Other Postretirement Benefit Plans of the Notes to the Consolidated Financial Statements. We have no significant purchase commitments or similar obligations outstanding at December 31, 2024.

We have uncertain tax positions of $3.3 million that we have accrued for at December 31, 2024; the amounts and timing of payment, if any, are uncertain. See Note 9 - Income Taxes of the Notes to the Consolidated Financial Statements for further detail of this amount.

At December 31, 2024, we had tax net operating loss carry-forwards in various jurisdictions of $28.8 million. Although we cannot be certain that these net operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2024. If unused, those carry-forwards which are subject to expiration may expire during the years 2025 through 2038. During 2024, no material net operating loss carry-forwards, which carried a full valuation allowance, expired unused.

We expect our investment in capital expenditures to track with client demand for our services and products. Given the uncertain trend in industry activity levels, we have not determined, at this time, the level of investment that will be made in 2025. We will, however, continue to invest in the purchase or replacement of obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients.

Outlook

Currently, global oil inventories are low relative to historical levels, and with continued supply restrictions from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) global supply is expected to be managed and maintained at a level to meet forecasted growth in oil demand for the next few years. During the last couple of years, OPEC+ and its key member, Saudi Arabia, announced several mandatory and voluntary reductions in production that continued in 2024. The current production cuts are scheduled to be phased out gradually starting from April 1, 2025, stretching to October 2026, but OPEC+ retains the discretion to pause or reverse the adjustments as necessary.

The current global demand for crude oil and natural gas remains at a modest level and according to the latest International Energy Agency’s report, global demand is expected to continue increasing in 2025 and beyond. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain at current levels or increase if projections for demand remain accurate or disruptions to supply occur. In 2023, capital spending towards the exploration of crude oil and natural gas reached their highest level in over a decade with modest growth in 2024 and additional growth expected in 2025. Outside the U.S., international oil and gas projects continue to build and are expected to grow and accelerate into the next several years. U.S. onshore drilling and completion activities are expected to remain at levels comparable to activity levels in 2024, with some typical seasonal decrease towards the end of the year. Therefore, our clients’ activities associated with the appraisal, development and production of crude oil and natural gas are also expected to remain at current levels or increase in 2025.

The ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East continue to cause disruptions to traditional maritime supply chains and the trading of crude oil and derived products, such as diesel fuel. The maritime supply chains associated with the movement of crude oil have continued to realign and stabilize throughout 2023 and in 2024, which has reduced some of the volatility in crude-oil prices and disruptions to our operations. Core Lab expects crude-oil supply lines to remain reasonably stable in 2025, however, recently expanded sanctions have created additional uncertainty, and the Company's volume of associated laboratory services may be impacted but are expected to be commensurate with the trading and movement of crude-oil into Europe, the Middle East, Asia and across the globe. The United States, the European Union, the United Kingdom and other countries continue to expand sanctions, export controls and other measures against Russia, Belarus, Iran and other countries, officials, individuals or industries in the respective territories, which may have further impact on the trading and movement of crude oil and derived products. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in many offshore developments in both the U.S. and internationally. In the U.S. we are involved in projects in many of the onshore unconventional basins and offshore projects in the Gulf of Mexico. Outside the U.S. we continue to work on many smaller and large-scale projects analyzing crude oil and derived products in every major producing region of the world. Notable larger projects are in locations such as Guyana and Suriname located offshore South America, Australia, Southern Namibia and the Middle East. Analysis and measurement of crude oil derived products also occurs in every major producing region of the world. Additionally, some of our major clients have increased their investment in projects to capture and sequester CO2. The Company’s activities on these projects have expanded and are expected to continue expanding in 2025 and beyond.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and utilize our historical experience, as well as various other assumptions that we believe are reasonable in a given circumstance, in order to make these estimates. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2024.

Income Taxes

Our income tax expense includes income taxes of the U.S. and other countries as well as local, state and provincial income taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is expected to be recovered or the liability is expected to be settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $8.8 million and $8.3 million at December 31, 2024 and 2023, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowance against our deferred tax assets and our effective tax rate may increase which could result in a material adverse impact on our financial position, results of operations and cash flows. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets or asset groups to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying value and recognize an impairment loss for the amount by which the carrying value exceeds the fair value.

We did not record any material impairment charges relating to our long-lived assets and intangible assets with definite lives during the years ended December 31, 2024, 2023 and 2022.

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through December 31, 2024, has resulted in disruptions to our operations in Russia and Ukraine. The Company’s operation, assets and facilities in Ukraine are immaterial. As of December 31, 2024, all laboratory facilities, offices, and locations in Russia continued to operate with no significant impact to local business operations. The Company evaluated LLA in Russia and Ukraine as part of our assessment of our assets group. Based on our assessments, we did not identify any triggering events and determined there was no impairment for LLA in Russia and Ukraine as of December 31, 2024.

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

We assess intangibles with indefinite lives and goodwill for impairment either by performing a qualitative assessment or a quantitative test. The qualitative assessment is to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than carrying value. If it is concluded that it is more-likely-than not that an impairment exists, a quantitative test is required which compares the estimated fair value to carrying value. If the estimated fair value is less than carrying value, then there is an impairment loss limited to the carrying value. Significant judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of fair value which include assumptions regarding future revenue growth rates, discount rates and expected margins.

We completed our annual impairment assessment of intangibles with indefinite lives and goodwill as of December 31, 2024 and 2023, by performing a qualitative assessment, which indicated we did not meet the threshold of more likely than not that there was an impairment and therefore no quantitative test was required.

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

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further discussion of accounting standards adopted during the year and to be adopted in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not believe that our exposure to market risks, which is primarily related to interest rate changes, is material.

Interest Rate Risk

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2024 and 2023 approximated the book value.

Under the Amended Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. At December 31, 2024, we had an outstanding borrowings of $18 million. A 10% change in interest rates would not have a material impact on our results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During our fiscal quarter ended December 31, 2024, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement (the “2025 Proxy Statement”) to be filed in connection with our 2025 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.

Core Lab has a Code of Ethics and Corporate Responsibility that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Core Lab’s Code of Ethics and Corporate Responsibility is posted on its website at www.corelab.com/sustainability/governance/our-ethics-program.pdf.

Core Lab has adopted an Insider Trading Policy that governs the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy, as amended to date, is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation Discussion and Analysis” and “Information About our Named Executive Officers and Executive Compensation” in Core Lab’s 2025 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Ownership of Securities—Security Ownership by Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis—2024 Compensation Program Details” in Core Lab’s 2025 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Information About our Directors and Director Compensation—Director Independence” and “Information About our Directors and Director Compensation—Related Person Transactions” in Core Lab’s 2025 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.

The information under the caption “Information About our Independent Registered Public Accounting Firm” in Core Lab’s 2025 Proxy Statement is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
3.1	Core Laboratories Inc. Certificate of Incorporation	Form 8-K, May 1, 2023 (File No. 001-41695)

3.2	Core Laboratories Inc. Bylaws	Form 8-K, May 1, 2023 (File No. 001-41695)

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed Herewith

10.1	Core Laboratories Inc. 2024 Long-Term Incentive Plan (1)	Appendix A to Definitive Proxy Statement dated March 18, 2024 for Annual Meeting of Shareholders (File No. 001-41695)

10.2	Core Laboratories Inc. 2023 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of June 28, 2023) (1)	Appendix A to Definitive Proxy Statement dated April 28, 2023 for Annual Meeting of Shareholders (File No. 001-14273)

10.3	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998 (1)	Form 10-K, March 31, 1998 (File No. 000-26710)

10.4	Amendment to Core Laboratories Supplemental Executive Retirement Plan, effective July 29, 1999 (1)	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.5	Amendment to Core Laboratories Supplemental Executive Retirement Plan, effective February 28, 2003 (1)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.6	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008 (1)	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.7	Form of Restricted Share Award Program Agreement (1)	Form 10-K, February 20, 2007 (File No. 001-14273)

10.8	Form of Core Laboratories 2023 Non-Employee Director Restricted Share Award Program Agreement (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.9	Form of Core Laboratories 2020 Performance Share Award Program Agreement (ROIC Based) (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.10

Eighth Amended and Restated Credit Agreement, dated as of July 25, 2022, among Core Laboratories N.V., and Core Laboratories (U.S.) Interests Holdings, Inc., and the lenders party thereto and Bank of America, N.A., as administrative agent and Wells Fargo Bank, N.A., as syndication agent and Comerica Bank, as documentation agent.

Form 8-K, July 27, 2022 (File No. 001-14273)

10.11

Amendment No. 1 to Eighth Amended and Restated Credit Agreement, dated as of April 28, 2023, among Core Laboratories N.V., and Core Laboratories (U.S.) Interests Holdings, Inc. and the lenders party thereto and Bank of America, N.A., as administrative agent

Form 8-K, May 1, 2023 (File No. 001-41695)

10.12	Assumption and Reaffirmation Agreement, dated May 1, 2023, by and between Core Laboratories Inc. and Bank of America, N.A.	Form 8-K, May 1, 2023 (File No. 001-41695)

10.13	Master Note Purchase Agreement, dated as of September 30, 2011	Form 8-K, September 30, 2011 (File No. 001-14273)

10.14	Amendment No. 2 to Master Note Purchase Agreement and Assumption Agreement, dated as of May 1, 2023	Form 8-K, May 1, 2023 (File No. 001-41695)

10.15	Amendment No. 2 to Note Purchase Agreement and Assumption Agreement, dated as of May 1, 2023	Form 8-K, May 1, 2023 (File No. 001-41695)

10.16	Note Purchase Agreement, dated as of May 4, 2023	Form 8-K, May 4, 2023 (File No. 001-41695)

10.17	Employment Agreement between Core Laboratories N.V. and Lawrence V. Bruno, dated March 1, 2019 (1)	Form 8-K, March 6, 2019 (File No. 001-14273)

10.18	Employment Agreement between Core Laboratories N.V. and Christopher S. Hill, dated March 1, 2019 (1)	Form 8-K, March 6, 2019 (File No. 001-14273)

10.19	Employment Agreement between Core Laboratories N.V. and Gwendolyn Y. Schreffler, dated March 1, 2019 (1)	Form 10-K, February 8, 2021 (File No. 001-14273)

10.20	Note Purchase Agreement, dated as of October 16, 2020.	Form 8-K, October 16, 2020 (File No. 001-14273)

10.21	Amendment to Employment Agreement, by and between Core Laboratories N.V. and Lawrence V. Bruno, dated March 1, 2020 (1).	Form 8-K, March 5, 2020 (File No. 001-14273)

10.22	Employment Agreement, by and between Core Laboratories N.V. and Mark D. Tattoli, dated October 18, 2021 (1)	Form 8-K, October 19, 2021 (File No. 001-14273)

10.23	Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Lawrence V. Bruno, dated February 1, 2024 (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.24	Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Christopher S. Hill, dated February 1, 2024 (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.25	Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Gwendolyn Y. Gresham, dated February 1, 2024 (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.26	Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Mark D. Tattoli, dated February 1, 2024 (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

19.1	Insider Trading Policy	Filed Herewith

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of KPMG LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

97.1	Core Laboratories Inc. Incentive Compensation Recoupment Policy	Form 10-K, February 15, 2024 (File No. 001-41695)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed Herewith

(1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES INC.

Date:	February 12, 2025	By:	/s/ LAWRENCE BRUNO
Lawrence Bruno
Chief Executive Officer, Chairman, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 12th day of February 2025.

Signature

/s/ LAWRENCE BRUNO		/s/ CHRISTOPHER S. HILL
Lawrence Bruno		Christopher S. Hill
Chief Executive Officer, Chairman,		Senior Vice President and
President and Director		Chief Financial Officer

/s/ SOW HANG TEO		/s/ CURTIS ANASTASIO
Sow Hang Teo		Curtis Anastasio
Vice President, Treasurer and		Director
Chief Accounting Officer

/s/ MARTHA Z. CARNES		/s/ HARVEY KLINGENSMITH
Martha Z. Carnes		Harvey Klingensmith
Director		Director

/s/ KATHERINE A. MURRAY		/s/ MICHAEL STRAUGHEN
Katherine A. Murray		Michael Straughen
Director		Director

/s/ KWAKU TEMENG
Kwaku Temeng
Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Core Laboratories Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Core Laboratories Inc and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of income tax expense

As discussed in Note 9 to the consolidated financial statements, the Company recorded deferred tax assets, net of $69.6 million and deferred tax liabilities, net of $13.8 million as of December 31, 2024, and income tax expense of $14.0 million for the year then ended. The Company serves international markets and is subject to income taxes in the U.S. and foreign jurisdictions, which affect the Company’s income tax expense.

We identified the evaluation of income tax expense as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation and application of U.S. tax laws and the related impacts to income tax expense. There was complexity in the evaluation of the U.S. tax on Subpart F income and global intangible low-taxed income (GILTI), and the Company’s calculations were based on interpretations of complex income tax regulations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s income tax expense process, including controls over the Company’s determination of Subpart F income and GILTI. We involved tax professionals with specialized skills and knowledge who assisted in:

• evaluating the Company’s application of U.S. tax laws to its legal entity structure and the effect on the Company’s income tax provision

• assessing the accuracy of the Company’s calculations of current period income tax expense and deductions associated with Subpart F income and GILTI.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Houston, Texas
February 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Core Laboratories Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Core Laboratories Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 12, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 12, 2025

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(In thousands, except share and per share data)

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,157	$15,120
Accounts receivable, net of allowance for credit losses of $3,192 and $2,280 at 2024 and 2023, respectively	111,761	109,352
Inventories	59,402	71,702
Prepaid expenses	10,176	8,153
Income taxes receivable	15,594	13,716
Other current assets	10,516	5,093
TOTAL CURRENT ASSETS	226,606	223,136
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $314,317 and $315,796 at 2024 and 2023, respectively	97,063	99,626
RIGHT OF USE ASSETS	56,488	53,842
INTANGIBLES, net of accumulated amortization and impairment of $19,326 and $18,825 at 2024 and 2023, respectively	6,403	6,926
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	69,613	69,201
OTHER ASSETS	34,788	34,219
TOTAL ASSETS	$590,406	$586,395
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,549	$33,506
Accrued payroll and related costs	22,901	18,791
Taxes other than payroll and income	7,106	5,939
Unearned revenues	9,332	4,755
Operating lease liabilities	10,690	10,175
Income taxes payable	4,851	7,280
Other current liabilities	8,157	7,651
TOTAL CURRENT LIABILITIES	97,586	88,097
LONG-TERM DEBT, net	126,111	163,134
LONG-TERM OPERATING LEASE LIABILITIES	43,343	42,076
DEFERRED COMPENSATION	31,115	30,544
DEFERRED TAX LIABILITIES, net	13,783	12,697
OTHER LONG-TERM LIABILITIES	20,732	20,040
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,966,868 issued and 46,826,820 outstanding at 2024; 46,938,557 issued and 46,856,536 outstanding at 2023	470	469
Additional paid-in capital	109,547	110,011
Retained earnings	150,280	120,756
Accumulated other comprehensive income (loss)	(5,769)	(4,972)
Treasury stock (at cost), 140,048 and 82,021 at 2024 and 2023, respectively	(2,537)	(1,449)
Total Core Laboratories Inc. shareholders' equity	251,991	224,815
Non-controlling interest	5,745	4,992
TOTAL EQUITY	257,736	229,807
TOTAL LIABILITIES AND EQUITY	$590,406	$586,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands, except per share data)

	2024	2023	2022
REVENUE:
Services	$388,205	$371,914	$346,974
Product sales	135,643	137,876	142,761
Total revenue	523,848	509,790	489,735
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	297,324	282,135	274,297
Cost of product sales, exclusive of depreciation expense shown below	123,198	117,822	119,358
General and administrative expense, exclusive of depreciation expense shown below	39,770	40,259	38,117
Depreciation	14,449	15,294	16,476
Amortization	504	490	685
Other (income) expense, net	(9,953)	(850)	(722)
OPERATING INCOME	58,556	54,640	41,524
Interest expense	12,369	13,430	11,570
Income before income taxes	46,187	41,210	29,954
Income tax expense	14,034	4,185	10,296
Net income	32,153	37,025	19,658
Net income attributable to non-controlling interest	753	350	205
Net income attributable to Core Laboratories Inc.	$31,400	$36,675	$19,453

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.69	$0.79	$0.42
Basic earnings per share attributable to Core Laboratories Inc.	$0.67	$0.79	$0.42

Diluted earnings per share	$0.67	$0.78	$0.42
Diluted earnings per share attributable to Core Laboratories Inc.	$0.66	$0.77	$0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,897	46,683	46,334
Diluted	47,685	47,523	46,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Net income	$32,153	$37,025	$19,658
Other comprehensive income (loss):
Interest rate swaps:
Gain on fair value of interest rate swaps	—	—	6,015
Interest rate swap amount reclassified to net income	(1,040)	(492)	998
Income tax (expense) benefit on interest rate swaps reclassified to net income	219	103	(1,144)
Total interest rate swaps	(821)	(389)	5,869
Pension and other postretirement benefit plans:
Amortization of actuarial gain (loss) reclassified to net income	32	(1,130)	603
Income tax (expense) benefit on pension and other postretirement benefit plans reclassified to net income	(8)	324	(116)
Total pension and other postretirement benefit plans	24	(806)	487
Total other comprehensive income (loss)	(797)	(1,195)	6,356
Comprehensive income	31,356	35,830	26,014
Comprehensive income attributable to non-controlling interests	753	350	205
Comprehensive income attributable to Core Laboratories Inc.	$30,603	$35,480	$25,809

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share and per share data)

	2024	2023	2022
Common Stock
Balance at Beginning of Period	$469	$1,194	$1,188
New share issuance	1	2	6
Change in par value	—	(727)	—
Balance at End of Period	$470	$469	$1,194
Additional Paid-In Capital
Balance at Beginning of Period	$110,011	$102,254	$101,120
New share issuance	(1)	(2)	(6)
Change in par value and equity related transactions	—	(4,097)	—
Stock-based compensation	(463)	11,856	1,140
Balance at End of Period	$109,547	$110,011	$102,254
Retained Earnings
Balance at Beginning of Period	$120,756	$85,949	$68,349
Dividends paid	(1,876)	(1,868)	(1,853)
Net income attributable to Core Laboratories Inc.	31,400	36,675	19,453
Balance at End of Period	$150,280	$120,756	$85,949
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(4,972)	$(3,777)	$(10,133)
Interest rate swaps, net of income taxes	(821)	(389)	5,869
Pension and other postretirement benefit plans, net of income taxes	24	(806)	487
Balance at End of Period	$(5,769)	$(4,972)	$(3,777)
Treasury Stock
Balance at Beginning of Period	$(1,449)	$(1,362)	$(4,075)
Stock-based compensation	4,218	2,115	6,616
Repurchase of common stock	(5,306)	(2,202)	(3,903)
Balance at End of Period	$(2,537)	$(1,449)	$(1,362)
Non-Controlling Interest
Balance at Beginning of Period	$4,992	$4,696	$4,552
Non-controlling interest dividends	—	(54)	(61)
Net income attributable to non-controlling interest	753	350	205
Balance at End of Period	$5,745	$4,992	$4,696
Total Equity
Balance at Beginning of Period	$229,807	$188,954	$161,001
New share issuance	—	—	—
Change in par value and equity related transactions	—	(4,824)	—
Stock-based compensation	3,755	13,971	7,756
Dividends paid	(1,876)	(1,868)	(1,853)
Non-controlling interest dividends	—	(54)	(61)
Net income	32,153	37,025	19,658
Interest rate swaps, net of income taxes	(821)	(389)	5,869
Pension and other postretirement benefit plans, net of income taxes	24	(806)	487
Repurchase of common stock	(5,306)	(2,202)	(3,903)
Balance at End of Period	$257,736	$229,807	$188,954

Cash Dividends per Share	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share and per share data)

	2024	2023	2022
Common Stock - Number of shares issued
Balance at Beginning of Period	46,938,557	46,699,102	46,454,264
New share issuance	28,311	239,455	244,838
Balance at End of Period	46,966,868	46,938,557	46,699,102

Treasury Stock - Number of shares
Balance at Beginning of Period	(82,021)	(67,168)	(104,867)
Stock-based compensation	228,413	98,939	212,047
Repurchase of common stock	(286,440)	(113,792)	(174,348)
Balance at End of Period	(140,048)	(82,021)	(67,168)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,856,536	46,631,934	46,349,397
New share issuance	28,311	239,455	244,838
Stock-based compensation	228,413	98,939	212,047
Repurchase of common stock	(286,440)	(113,792)	(174,348)
Balance at End of Period	46,826,820	46,856,536	46,631,934

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,153	$37,025	$19,658
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,755	13,971	7,756
Depreciation and amortization	14,953	15,784	17,161
Assets write-down	1,110	1,143	—
Inventory write-off and obsolescence	2,933	1,719	(142)
Changes in value of life insurance policies	(2,821)	(4,963)	5,069
Deferred income taxes	674	(10,811)	433
Gain on insurance recovery on property, plant and equipment	(4,398)	—	—
Realization of pension obligation	(33)	(892)	451
Net provision for credit losses	1,203	179	(6)
Other non-cash items	(1,020)	406	(405)
Changes in assets and liabilities:
Accounts receivable	(3,612)	(2,618)	(10,078)
Inventories	9,367	(12,976)	(14,860)
Prepaid expenses and other current assets	(5,674)	1,952	(76)
Other assets	(289)	1,509	(1,369)
Accounts payable	519	(12,878)	15,374
Accrued expenses	2,531	(375)	(1,302)
Unearned revenues	4,577	(1,187)	(1,823)
Other liabilities	460	(2,199)	(10,885)
Net cash provided by operating activities	56,388	24,789	24,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,028)	(10,579)	(10,216)
Patents and other intangibles	20	67	(29)
Proceeds from sale of assets	1,736	485	1,889
Proceeds from sale of business, net of cash sold	—	—	240
Proceeds from insurance recovery	2,102	—	583
Net proceeds on life insurance policies	2,776	3,375	3,677
Net cash used in investing activities	(6,394)	(6,652)	(3,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(82,000)	(211,000)	(131,000)
Proceeds from long-term debt	44,000	202,000	116,000
Debt issuance costs	(19)	(1,253)	(2,206)
Equity related transaction costs	(756)	(4,068)	(411)
Dividends paid	(1,876)	(1,868)	(1,853)
Repurchase of common stock	(5,306)	(2,202)	(3,903)
Other financing activities	—	(54)	(2)
Net cash used in financing activities	(45,957)	(18,445)	(23,375)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,037	(308)	(2,275)
CASH AND CASH EQUIVALENTS, beginning of year	15,120	15,428	17,703
CASH AND CASH EQUIVALENTS, end of year	$19,157	$15,120	$15,428

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash payments for interest	$10,859	$11,198	$9,300
Cash payments for income taxes	$17,583	$14,535	$14,078
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the year	$1,670	$963	$1,157
Equity related transaction costs incurred but not paid for as of the end of the year	$—	$756	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

1. DESCRIPTION OF BUSINESS

Core Laboratories Inc. (“Core Laboratories”, “Core Lab”, “the Company”, “we”, “our” or “us”) is a Delaware corporation. We were established in 1936 and are one of the world’s leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry primarily through client relationships with many of the world’s major, national and independent oil companies. These services and products can enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from their new and existing fields. We make measurements on reservoir rocks, reservoir fluids (crude oil, natural gas and water) and their derived products. In addition, we assist clients in evaluating subsurface targets associated with carbon capture and sequestration projects or initiatives. We have over 70 offices in more than 50 countries and have approximately 3,500 employees.

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which through a series of steps, resulted in the merger of Core Laboratories N.V., a holding company in the Netherlands, with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and subsequently the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. As a result of the Redomestication Transaction, all common shares in Core Laboratories N.V. were canceled and exchanged for common stock in Core Laboratories Luxembourg S.A. on a one-for-one basis. Former holders of Core Laboratories N.V. common shares now hold one share of common stock of Core Laboratories Inc. (formerly Core Laboratories Luxembourg S.A.) for each Core Laboratories N.V. common share owned immediately prior to the consummation of the Redomestication Transaction, and the business, assets, liabilities, directors and officers of Core Laboratories Inc. became the same as the business, assets, liabilities, directors and officers of Core Laboratories N.V. immediately prior to the Redomestication Transaction.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Redomestication Transaction has been accounted for as a transaction between entities under common control. Accordingly, Core Laboratories Inc. recorded the assets and liabilities transferred at their carrying values at the date of transfer. All common shares in Core Laboratories N.V., at par value EUR 0.02, were canceled and exchanged for common stock in Core Laboratories Inc., at par value $0.01, on a one-for-one basis. Core Laboratories Inc.’s common stock par value was decreased by $0.7 million for the difference between the total par value of common stock of Core Laboratories Inc. and the total par value of common shares of Core Laboratories N.V. at the date of transfer, with an offset to additional paid in capital. There is no difference between the combined separate entities prior to the Redomestication Transaction and the combined separate entities after the Redomestication Transaction, therefore, these financial statements, reported as though the exchange of equity interests had occurred at the beginning of the reporting period, and comparative information do not differ from amounts previously reported under Core Laboratories N.V.’s consolidated financial statements. These financial statements should be read in conjunction with Core Laboratories N.V.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and Core Laboratories N.V.’s Annual Report on Form 10-K for the year ended December 31, 2022, including Note 2 - Summary of Significant Accounting Policies. There have been no changes to the accounting policies of the combined entities during the years ended December 31, 2024 and 2023.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the years ended December 31, 2023 and 2022.

Recent Accounting Pronouncements

Pronouncements Adopted in 2024

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the guidance for the year ended December 31, 2024 and applied it retrospectively to all prior periods presented in the financial statements. Upon adoption, our disclosures regarding segment reporting was expanded. See Note 21 - Segment Reporting and Other Disaggregated Information.

Pronouncements Not Yet Effective

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

In November 2024, FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) to improve disclosures about a public business entity’s expenses, by providing more detailed information about the types of expenses in commonly presented expense captions. As amended by ASU 2025-01 issued in January 2025, the amendment is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendment may be applied prospectively or retrospectively. Upon adoption, our disclosures regarding expenses will be expanded.

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

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2024, 2023 and 2022. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We apply the expected credit losses methodology for measurement of credit losses on financial assets measured at amortized cost basis. We evaluate our estimate for credit losses on an on-going basis throughout the year.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets or asset groups to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying value and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2024, 2023 and 2022.

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through December 31, 2024, has resulted in disruptions to our operations in Russia and Ukraine. The Company evaluated long-lived assets in Russia and Ukraine as part of our assessment of our assets group and did not identify triggering events as of December 31, 2024. Based on our assessments, we determined there was no impairment for long-lived assets in Russia and Ukraine as of December 31, 2024. See Note 18 - Impairments and Other Charges.

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

We assess intangibles with indefinite lives and goodwill for impairment by performing a qualitative assessment or a quantitative test. The qualitative assessment is to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than carrying value. If it is concluded that it is more-likely-than not that an impairment exists, a quantitative test is required which compares the estimated fair value to carrying value. If the estimated fair value is less than carrying value, then there is an impairment loss limited to the carrying value.

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

The Company is subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations. In addition, the 2017 Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax that determines the amount of Subpart F income that must be recognized. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in the future years or provide for tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize tax expense related to GILTI in the year the tax is incurred.

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

Non-controlling Interests

We maintain non-controlling interests in several investment ventures. Non-controlling interest have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned and presented as a separate component of equity in the consolidated balance sheets and income in the consolidated statements of operations and other comprehensive income, respectively. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss.

3. ACQUISITIONS AND DIVESTURES

We had no significant acquisitions or divestitures during the years ended December 31, 2024, 2023 and 2022.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and contract liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Contract assets:
Current	$370	$1,293
	$370	$1,293
Contract liabilities:
Current	$560	$299
	$560	$299

December 31, 2024
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$560

The current portion of contract assets is included in our accounts receivable as of December 31, 2024 and 2023.

The current portion of contract liabilities is included in unearned revenues as of December 31, 2024 and 2023 and, as applicable, the non-current portion of contract liabilities is included in other long-term liabilities.

We did not recognize any impairment losses on our contract assets for the years ended December 31, 2024, 2023 and 2022.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$27,127	$30,508
Parts and materials	28,953	37,670
Work in progress	3,322	3,524
Total inventories	$59,402	$71,702

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net are as follows (in thousands):

	December 31,
	2024	2023
Land	$10,402	$10,652
Building and leasehold improvements	117,682	120,545
Machinery and equipment	283,296	284,225
Total property, plant and equipment	411,380	415,422
Less: Accumulated depreciation	(314,317)	(315,796)
Property, plant and equipment, net	$97,063	$99,626

See Note 19 - Other (Income) Expense, net for additional information regarding the write-down of leasehold improvements.

7. LEASES

Our operating leases primarily consist of offices and lab space, machinery and equipment and vehicles.

We abandoned certain leases in the U.S. and Canada during the years ended December 31, 2024 and 2023. We entered into a sublease agreement that commenced on July 1, 2023, for a portion of the existing office and lab space in Calgary, Alberta, Canada. See Note 19 - Other (Income) Expense, net for additional information regarding the write-down of right of use assets.

The components of lease expense and other information are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations:
Operating lease expense	$16,998	$17,454	$16,595
Short-term lease expense	1,720	1,768	1,784
Variable lease expense	1,719	1,758	1,414
Sublease income	(227)	(113)	—
Total lease expense	$20,210	$20,867	$19,793
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$16,708	$16,541	$16,598
Right of use assets obtained in exchange for operating lease liabilities	$14,237	$17,005	$5,520
Other information:
Weighted-average remaining lease term - operating leases	8.70 years	9.24 years	6.88 years
Weighted-average discount rate - operating leases	5.45%	5.32%	4.62%

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

	December 31, 2024
	Operating Leases	Operating Sublease
2025	$13,245	$(231)
2026	10,417	(236)
2027	8,324	(241)
2028	6,586	(163)
2029	4,388	—
Thereafter	25,505	—
Total undiscounted lease payments	68,465	$(871)
Less: Imputed interest	(14,432)
Total operating lease liabilities	$54,033

8. INTANGIBLES AND GOODWILL

The components of intangibles, net are as follows (in thousands):

		December 31,
		2024		2023
		Gross	Accumulated Amortization	Gross	Accumulated Amortization
	Useful life in years	Carrying Value	and Impairment	Carrying Value	and Impairment
Acquired trade secrets	2-20	$4,278	$3,967	$4,278	$3,756
Acquired patents and technology	4-15	15,722	14,243	15,744	13,953
Agreements not to compete	2-5	1,105	1,105	1,105	1,105
Acquired trade names and trademarks	Indefinite	4,624	11	4,624	11
Total intangibles, net		$25,729	$19,326	$25,751	$18,825

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

December 31, 2024
2025	$359
2026	$231
2027	$193
2028	$98
2029	$35

The carrying value of goodwill of $99.4 million as of December 31, 2024 and 2023 is associated with our Reservoir Description operating segment. There have been no changes in the carrying value during the years ended December 31, 2024, 2023 and 2022.
9. INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
United States	$(11,045)	$3,907	$(4,099)
Other countries	57,232	37,303	34,053
Income before income taxes	$46,187	$41,210	$29,954

The components of income tax expense are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current:
United States	$1,231	$1,204	$1,269
Other countries	12,205	13,446	9,784
State and provincial	(22)	597	(100)
Total current	13,414	15,247	10,953
Deferred:
United States	(2,487)	1,555	(908)
Other countries	2,842	(12,343)	(162)
State and provincial	265	(274)	413
Total deferred	620	(11,062)	(657)
Income tax expense	$14,034	$4,185	$10,296

The differences in income tax expense computed using the statutory income tax rate and our income tax expense as reported in the accompanying consolidated statements of operations are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Tax at the statutory income tax rate (1)	$9,553	$8,139	$7,368
International earnings taxed at rates other than the statutory income tax rate (1)	2,237	5,749	5,923
Non-deductible expenses	1,092	2,168	3,096
Net operating loss	(190)	4,661	(3,627)
Foreign earnings currently taxed in the U.S.	3,934	3,077	—
Change in valuation allowance	337	(1,107)	1,943
State and provincial taxes	136	243	662
Tax credits	(5,823)	(7,410)	(6,872)
Unremitted earnings of subsidiaries	891	(14,464)	(27)
Adjustments of prior year taxes	(935)	701	(3,488)
Adjustments of income tax reserves	208	519	(184)
Foreign exchange	(964)	(171)	(576)
UK tax rate change	—	—	676
Accrued withholding taxes	3,262	1,639	1,883
Other	296	441	3,519
Income tax expense	$14,034	$4,185	$10,296

(1)
Based on the U.S. statutory corporate income tax rate of 21% for 2024 and 2023 and the Netherlands statutory income tax rate of 25% for 2022.

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying value and their tax basis. Deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry-forwards	$6,279	$7,814
Tax credit carry-forwards	5,811	2,144
Accruals for compensation	9,236	8,985
Accruals for inventory capitalization	1,673	1,621
Unrealized benefit from corporate restructuring	36,762	40,963
Intangibles	1,886	1,584
Unrealized benefit plan loss	962	1,224
Unrealized foreign exchange	2,819	2,875
Unearned revenue	2,632	3,453
Interest carry-forward	11,367	7,912
Other	1,074	1,401
Total deferred tax assets	80,501	79,976
Valuation allowance	(8,812)	(8,276)
Net deferred tax assets	71,689	71,700
Deferred tax liabilities:
Property, plant and equipment, net	(2,840)	(3,566)
Accrued withholding taxes	(11,279)	(10,466)
Unrealized foreign exchange	(1,542)	(988)
Other	(198)	(176)
Total deferred tax liabilities	(15,859)	(15,196)
Net deferred income taxes	$55,830	$56,504

The table below summarizes the net deferred tax assets and net deferred tax liabilities by legal jurisdiction (in thousands):

	December 31,
	2024	2023
Long-term deferred tax assets, net	$69,613	$69,201
Long-term deferred tax liabilities, net	(13,783)	(12,697)
Net deferred income taxes	$55,830	$56,504

At December 31, 2024, we had tax net operating loss carry-forwards in various tax jurisdictions of $28.8 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance. As of December 31, 2024, if unused, $0.8 million will expire between 2025 and 2026, $2.9 million will expire between 2027 and 2029, $3.2 million will expire between 2030 and 2033 and $1.4 million will expire beyond 2033. The remaining balance of $20.5 million is not subject to expiration. During 2024, no material net operating loss carry-forwards, which carried a full valuation allowance, expired unused.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 2011 through 2023 remain open for examination in various tax jurisdictions in which we operate. The ultimate settlement and timing of these additional tax assessments is uncertain but the Company will continue to vigorously defend its return filing position and does not view the assessments as probable at this time.

The Company is subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations. In addition, the 2017 Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax that determines the amount of Subpart F income that must be recognized. The Company estimates approximately $10.0 million of GILTI income and $8.7 million of Subpart F income for the year ended December 31, 2024 with a U.S. tax effect of $2.1 million and $1.8 million, respectively. For the year ended December 31, 2023, the company estimated no GILTI income and Subpart F income of $14.7 million with a U.S. tax effect of $3.1 million.

During 2024, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Unrecognized tax benefits at January 1,	$3,483	$3,509	$4,327
Tax positions, current period	138	144	230
Tax positions, prior period	(165)	68	(867)
Settlements with taxing authorities	—	—	(19)
Lapse of applicable statute of limitations	(184)	(238)	(162)
Unrecognized tax benefits at December 31,	$3,272	$3,483	$3,509

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in other long-term liabilities. For the years ended December 31, 2024, 2023 and 2022, we recognized $0.2 million, $0.6 million and $(0.2) million, respectively, in interest and penalties. As of December 31, 2024 and 2023, we had $5.1 million and $4.9 million, respectively, accrued for the payment of interest and penalties. Changes in our estimate of unrecognized tax benefits would affect our effective tax rate. As of December 31, 2024, there are $0.4 million of unrecognized tax benefits that could be resolved within the next twelve months which could have a positive effect on the annual effective tax rate.

10. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2024	2023
Cash surrender value of life insurance policies	$25,435	$25,397
Investments in unconsolidated affiliates	5,080	4,844
Other	4,273	3,978
Total other assets	$34,788	$34,219

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

11. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

			December 31,
	Interest Rate	Maturity Date	2024	2023
2021 Senior Notes Series A(1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B(1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A(2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B(2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			18,000	56,000
Total long-term debt			128,000	166,000
Less: Debt issuance costs			(1,889)	(2,866)
Long-term debt, net			$126,111	$163,134
(1)
Interest is payable semi-annually on June 30 and December 30.
(2)
Interest is payable semi-annually on March 28 and September 28.

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes outstanding that were issued through private placement transactions. As of December 31, 2024, we have two series of senior notes outstanding with an aggregate principal amount of $110.0 million: (1) Series A and Series B of the 2021 Senior Notes were issued in 2021 (the “2021 Senior Notes”), and (2) Series A and Series B of the 2023 Senior Notes were issued on June 28, 2023 (the “2023 Senior Notes”). The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”.

We, along with CLIH, have a credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature.

The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company’s U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company’s U.S. and foreign subsidiary companies. Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45.0 million, remain outstanding on July 12, 2025, unless the Company’s liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $10.8 million at December 31, 2024, resulting in an available borrowing capacity under the Credit Facility of approximately $106.1 million. In addition to indebtedness under the Credit Facility, we had approximately $7.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2024.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.31, and our interest coverage ratio is 6.74, each for the period ended December 31, 2024. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of December 31, 2024.

Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 15 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior Notes.

The estimated fair value of total debt at December 31, 2024 and 2023 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch Plan (in thousands):

	For the Years Ended
	December 31,
	2024	2023
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$43,985	$40,059
Interest cost	1,403	1,480
Benefits paid and administrative expenses	(1,587)	(1,505)
Actuarial (gain) loss, net	(1,114)	2,905
Unrealized (gain) loss on foreign exchange	(2,018)	1,046
Projected benefit obligation at end of year	$40,669	$43,985

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$41,713	$37,376
Increase (decrease) in plan asset value	12	3,137
Employer contributions	742	1,719
Benefits paid and administrative expenses	(1,587)	(1,505)
Unrealized gain (loss) on foreign exchange	(1,931)	986
Fair value of plan assets at end of year	$38,949	$41,713

Under-funded status of the plan at end of the year	$(1,720)	$(2,272)

Accumulated Benefit Obligation	$40,669	$41,727

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation and the net periodic pension cost for the Dutch Plan:

	For the Years Ended December 31,
	2024	2023
Weighted average assumed discount rate	3.48%	3.27%
Expected long-term rate of return on plan assets	3.48%	3.27%
Weighted average rate of compensation increase	2.00%	2.10%

The discount rate used to determine our projected benefit obligation at December 31, 2024 was increased from 3.27% to 3.48%, consistent with a general increase in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the consolidated balance sheets consist of (in thousands):

	December 31,
	2024	2023
Deferred tax asset	$440	$582
Other long-term liabilities	1,720	2,272
Accumulated other comprehensive loss	(5,890)	(5,914)

The components of net periodic pension cost for the Dutch Plan include (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest cost	$1,403	$1,480	$581
Expected return on plan assets	(1,178)	(1,365)	(545)
Net periodic pension cost	$225	$115	$36

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

In 2025, our minimum funding requirements are expected to be $0.3 million. Our estimate of future annual contributions is based on current funding and the unconditional indexation requirements, and we believe these contributions will be sufficient to fund the plan.

Expected benefit payments to eligible participants under this plan for the next five years are as follows (in thousands):

December 31, 2024
2025	$1,580
2026	$1,752
2027	$1,941
2028	$2,065
2029	$2,224
Succeeding five years	$11,833

Defined Contribution Plans

We maintain defined contribution plans for the benefit of eligible employees primarily in Canada, the Netherlands, the United Kingdom, and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the defined contribution plans. Our primary obligation under these defined contribution plans is limited to paying the annual contributions. For the years ended December 31, 2024, 2023 and 2022, we paid $4.7 million, $4.3 million and $3.5 million, respectively, for our contributions and our additional discretionary contributions to the defined contribution plans.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant’s termination of employment to the extent they are not vested at that time.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees to provide additional retirement income to the participants. The benefit is determined by the contract for either a fixed amount or by a calculation using years of service or age at retirement along with the average of their base salary for the five years prior to retirement. We are not required to fund this arrangement; however, we have purchased life insurance policies with cash surrender values to assist us in providing the benefits pursuant to these deferred compensation contracts with the actual benefit payments made by Core Laboratories. The charge to expense for these deferred compensation contracts for the years ended December 31, 2024, 2023 and 2022 was $0.9 million, $1.1 million and $1.4 million, respectively.

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

We also have adopted a non-qualified deferred compensation plan (“Deferred Compensation Plan”) that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the Deferred Compensation Plan for employees in the United States, due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Contributions to the plan are invested in equity and other investment fund assets and carried on the balance sheet at fair value. The benefits under these contracts are fully vested. Our primary obligation for the Deferred Compensation Plan is limited to our annual contributions. Employer contributions to the Deferred Compensation Plan for the years ended December 31, 2024, 2023 and 2022 were $0.4 million, $0.4 million and $0.3 million, respectively. Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant’s termination of employment to the extent they are not vested at that time.

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

See Note 11 - Long-term Debt, net for amounts committed under letters of credit and performance guarantees and bonds.

14. EQUITY

Common Stock

In connection with the Redomestication Transaction in May 2023, all common shares in Core Laboratories N.V. at par value EUR 0.02, were canceled and exchanged for common stock in Core Laboratories Inc. at par value $0.01, on a one-for-one basis. Core Laboratories Inc.’s common stock par value was decreased by $0.7 million for the difference between the total par value of common stock of Core Laboratories Inc. and the total par value of common shares of Core Laboratories N.V. at the date of transfer, with an offset to additional paid in capital. Equity related transaction costs associated with the Redomestication Transaction of $4.8 million have been charged to additional paid in capital. In addition, Core Laboratories N.V. assigned to Core Laboratories Inc., and Core Laboratories Inc. assumed, all of Core Laboratories N.V.’s rights and obligations under stock incentive plans. Each outstanding Core Laboratories N.V. incentive award thereunder became a Core Laboratories Inc. incentive award that is subject to substantially the same terms and conditions as the former Core Laboratories N.V. incentive award, except, in the case of equity-based Core Laboratories N.V. incentive awards, the security issuable upon exercise or settlement of the incentive award, as applicable, will be a share of Core Laboratories Inc. common stock rather than a Core Laboratories N.V. common share.

During the year ended December 31, 2024, we distributed 28,311 shares of common stock upon vesting of stock-based awards.

On June 9, 2022, we entered into an Equity Distribution Agreement with certain banks (the “2022 Equity Distribution Agreement”) allowing for the issuance and sale of up to $60.0 million shares of our common stock by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933 (the “2022 ATM Program”). On July 17, 2023, the Company terminated the 2022 Equity Distribution Agreement. As a result of the termination of the 2022 Equity Distribution Agreement, the Company suspended and terminated the 2022 ATM Program and therefore will not offer or sell any shares under the 2022 ATM Program or the 2022 Equity Distribution Agreement.

Treasury Stock

The repurchase of shares in the open market is at the discretion of our Board of Directors and management. Such common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. From the activation of the share repurchase program on October 29, 2002 through December 31, 2024, we have repurchased 40,666,075 shares for an aggregate purchase price of approximately $1.7 billion, or an average price of $41.12 per share and have canceled 33,475,406 shares with a historical cost of $1.2 billion. At December 31, 2024, we held 140,048 shares in treasury. During the year ended December 31, 2024, we distributed 228,413 shares of treasury stock upon vesting of stock-based awards. During the year ended December 31, 2024, we repurchased 286,440 shares of our common stock for $5.3 million, of which 109,224 shares valued at $2.0 million were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants’ tax burdens resulting from the issuance of common stock under that plan. Subsequent to year-end, we have repurchased 228 shares of our common stock for approximately $4.0 thousand.

Dividend Policy

In 2008, Core Laboratories announced the initiation of a cash dividend program. In 2024, 2023 and 2022, cash dividends of $0.01 per share were paid in each quarter. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions. On January 29, 2025, the Company declared a quarterly cash dividend of $0.01 per share for shareholders of record on February 10, 2025 payable on March 3, 2025.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income taxes, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	December 31,
	2024	2023
Pension and other postretirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,890)	$(5,914)
Interest rate swaps - net fair value gain	121	942
Total accumulated other comprehensive income (loss)	$(5,769)	$(4,972)

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

In August 2014, we entered into a swap agreement, that would have expired August 29, 2024, with a notional amount of $25 million (“2014 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 2.5%. In February 2020, we entered into a second swap agreement with a notional amount of $25 million (“2020 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. The hedging relationship is highly effective; therefore, gains and losses on these swaps are reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. The 2014 Variable-to-Fixed Swap was fully amortized during the year ended December 31, 2024. The remaining net gain on the 2020 Variable-to-Fixed Swap included in accumulated other comprehensive income (loss) at December 31, 2024, is nominal, and will be reclassified into earnings as interest payments are made on the Company’s Credit Facility through February 2025.

In March 2021, we entered into a new forward interest rate swap agreement and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. The forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). In June 2023, the Company issued the 2023 Senior Notes with an aggregate principal amount of $50 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the existing LIBOR hedging instrument. The Company recognized a gain of $0.4 million in earnings for the $10 million over hedged portion of the interest rate swap in 2023. A net gain of $0.1 million is included in accumulated other comprehensive income (loss) at December 31, 2024. The unamortized balance on this swap will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033.

As of December 31, 2024, the aggregated gains and losses on these interest swaps that are included in accumulated other comprehensive income (loss) are a net gain of $0.1 million.

As of December 31, 2024, we had fixed rate long-term debt aggregating $110 million and variable rate long-term debt aggregating $18 million.

The effect of the interest rate swaps on the consolidated statements of operations was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$57	$260	$343	Increase (decrease) to interest expense
10 year interest rate swap	(1,097)	(752)	655	Increase (decrease) to interest expense
	$(1,040)	$(492)	$998

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

The following table summarizes the fair value balances (in thousands):

	Fair Value Measurement at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,435	$—	$25,435	$—
	$25,435	$—	$25,435	$—

Liabilities:
Deferred compensation liabilities	$19,103	$—	$19,103	$—
	$19,103	$—	$19,103	$—

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,397	$—	$25,397	$—
	$25,397	$—	$25,397	$—

Liabilities:
Deferred compensation liabilities	$17,299	$—	$17,299	$—
	$17,299	$—	$17,299	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

17. STOCK-BASED COMPENSATION

See Note 14 – Equity regarding the assignment and assumption of the following plans by Core Laboratories N.V. to Core Laboratories Inc. as a result of the Redomestication Transaction.

We have two stock incentive plans: the 2024 Long-Term Incentive Plan (the “LTIP”) and the 2023 Non-Employee Director Stock Incentive Plan (the “Director Plan”). We issue shares from either treasury stock or authorized common stock for the following stock-based compensation plans. In 2024, we issued 228,413 shares out of treasury stock and 28,311 shares out of authorized common stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2024 Long-Term Incentive Plan

Under the LTIP, awards may be granted to eligible employees until May 8, 2034, and the maximum number of shares available for award is 14,100,000 shares. At December 31, 2024, approximately 1,569,741 shares remained available for the grant of new awards.

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

Stock compensation expense includes $3.5 million, $6.5 million and $3.9 million of additional non-cash stock compensation expense in the years ended December 31, 2024, 2023 and 2022, respectively, for certain members of our executive management team who became retirement eligible during those years. The additional stock compensation expense has been recorded in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”, which states that the period over which stock compensation expense is recognized should not extend beyond the eligible retirement age as defined in each executive’s PSAP award agreement. The PSAP awards remain unvested until the end of the performance period, and it can be determined whether the performance criteria have been achieved. The executive will not forfeit the right to vest in the awarded shares if they voluntarily retire from the Company after attaining the retirement age as defined in each agreement. These amounts are reflected in the totals below.

On February 17, 2022, certain members of our executive and senior management teams were awarded rights to receive an aggregate of up to 362,254 shares, which include shares that may be awarded if above target level. The target level is achieved if our calculated return on invested capital (“ROIC”), as defined in the PSAP agreement, achieves certain performance criteria as compared to the Bloomberg Peer Group, as defined in the PSAP agreement, at the end of the performance period, which ends on the last trading day of 2024. Shares may be awarded above the target level, subject to ROIC performance and certain total shareholder return (“TSR”) performance criteria, as defined in the PSAP agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense originally estimated at $9.3 million over the shorter of the 3-year performance period or requisite service period, as determined for each participant individually. In 2024, we reversed $4.6 million of previously recognized expense to revalue the awards to their grant date fair value, upon final determination of the performance criteria and certain forfeitures during the year. We have recognized expense of $1.2 million and $6.4 million in 2023 and 2022, respectively. We issued a total of 112,389 awards valued at $3.0 million. The participants surrendered 69,116 shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $1.2 million at $17.31 per share.

On February 16, 2023, certain members of our executive and senior management teams were awarded rights to receive an aggregate of up to 507,410 shares, which include shares that may be awarded if above target level. The target level is achieved if our calculated ROIC, as defined in the PSAP agreement, achieves certain performance criteria as compared to the Bloomberg Peer Group, as defined in the PSAP agreement, at the end of the performance period, which ends on the last trading day of 2025. Shares may be awarded above the target level, subject to ROIC performance and certain TSR performance criteria, as defined in the PSAP agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense estimated at $12.3 million over the shorter of the 3-year performance period or requisite service period, as determined for each participant individually. We reduced the estimated expense by $1.2 million in 2024 based on current expected performance levels, and we have recognized expense of $0.4 million and $8.4 million in 2024 and 2023, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On February 15, 2024, certain members of our executive and senior management teams were awarded rights to receive an aggregate of up to 830,785 shares, which include shares that may be awarded if above target level. The target level is achieved if our calculated ROIC, as defined in the PSAP agreement, achieves certain performance criteria as compared to the Bloomberg Peer Group, as defined in the PSAP agreement, at the end of the performance period, which ends on the last trading day of 2026 and shares awarded above the target level, subject to ROIC performance and certain TSR performance criteria, as defined in the PSAP agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense estimated at $11.8 million over the shorter of the 3-year performance period or requisite service period, as determined for each participant individually. We have recognized expense of $4.4 million in 2024. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Directors approved the RSAP to attract and retain key employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 14,220 shares, 180,450 shares and 25,500 shares in 2024, 2023 and 2022, respectively. Each of these grants has a vesting period of principally either five or six years, and vests ratably or as specified in the award agreements, on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award. As of December 31, 2024, there was $4.6 million of unrecognized total stock-based compensation expense relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 46 months. The grant-date fair value of shares granted was $0.2 million, $3.6 million and $0.5 million in 2024, 2023 and 2022, respectively. We recognized compensation expense of $2.7 million, $3.9 million and $4.5 million in 2024, 2023 and 2022, respectively. The total grant-date fair value, which is the intrinsic value, of the shares vested was $3.4 million, $4.1 million and $5.3 million in 2024, 2023 and 2022, respectively.

2023 Non-Employee Director Stock Incentive Plan

Under the Director Plan, awards may be granted until June 28, 2033 and the maximum number of shares available for award under this plan is 1,400,000 shares. As of December 31, 2024, approximately 436,340 shares remained available for the grant of new awards.

We have granted restricted stock awards under the Restricted Share Award Program for Non-Employee Directors (the “Director Program”). The Compensation Committee of our Board of Directors approved the Program to compensate our non-employee Directors.

Under this arrangement we awarded grants totaling 55,902 shares, 38,514 shares and 32,910 shares in 2024, 2023 and 2022, respectively. All shares awarded have a vesting period of one year for each grant. There are no performance accelerators for early vesting for these awards. Awards under the Program are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award. As of December 31, 2024, there was $0.2 million of unrecognized stock-based compensation relating to non-vested Director Program awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 3 months. The grant-date fair value of shares granted was $1.0 million, $0.9 million and $1.0 million in 2024, 2023 and 2022, respectively, and we have recognized compensation expense of $0.8 million, $0.9 million and $1.0 million in 2024, 2023 and 2022, respectively.

Equity Compensation Plan Information

Non-vested restricted share awards outstanding as of December 31, 2023 and changes during the year under both the LTIP and the Director Plan are as follows:

	For the Year Ended December 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2023	1,234,487	$24.71
Granted	900,907	$14.40
Vested	(256,724)	$28.19
Forfeited	(308,955)	$24.08
Non-vested at December 31, 2024	1,569,715	$18.35

Stock-based compensation expense under both the LTIP and the Director Plan recognized in the consolidated statement of operations is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cost of services and product sales	$1,847	$4,625	$4,572
General and administrative expense	1,908	9,346	3,184
Total stock-based compensation expense	$3,755	$13,971	$7,756

18. IMPAIRMENTS AND OTHER CHARGES

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through December 31, 2024, has resulted in disruptions to our operations in Russia and Ukraine. As of December 31, 2024, all laboratory facilities, offices, and locations in Russia and Ukraine continued to operate with no significant impact to local business operations. Therefore, we determined there was no triggering event for long-lived assets in Russia and Ukraine, and no impairment assessments have been performed as of December 31, 2024.

For the years ended December 31, 2024, 2023 and 2022, there were no triggering events during the year, and we determined there was no impairment for any of our long-lived assets or asset groups.

We completed our annual impairment assessment of indefinite lived intangible assets and goodwill of our reporting units for the years ended December 31, 2024, 2023 and 2022, by performing qualitative assessments, which indicated we did not meet the threshold of more likely than not that there was impairment and therefore no quantitative tests were required. No impairments were recorded for our indefinite lived intangible assets or goodwill for the years ended December 31, 2024, 2023 and 2022.

19. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Gain on sale of assets	$(1,779)	$(200)	$(1,068)
Results of non-consolidated subsidiaries	(236)	(394)	(294)
Foreign exchange (gain) loss, net	1,197	176	229
Rents and royalties	(1,922)	(698)	(709)
Return on pension assets and other pension costs	(1,178)	(1,365)	(545)
Loss on lease abandonment and other exit costs	699	1,146	—
Assets write-down	1,110	1,143	—
Insurance and other settlements	(8,432)	(604)	(669)
Severance and other charges	985	—	3,332
ATM termination costs	—	455	—
Other, net	(397)	(509)	(998)
Total other (income) expense, net	$(9,953)	$(850)	$(722)

In 2024 and 2022, we sold certain ownership interest in mineral rights of certain properties for a net gain of $1.4 million and $0.7 million, respectively, which is included in gain on sale of assets.

During the years ended December 31, 2024 and 2023, we abandoned certain leases in the U.S. and Canada and incurred lease abandonment and other exit costs of $0.7 million and $1.1 million, respectively. As a result of consolidating and exiting these facilities, the associated leasehold improvements, right of use assets and other assets of $1.1 million and $1.1 million were abandoned and expensed during the years ended December 31, 2024 and 2023, respectively.

In February 2024, we had a fire incident at one of our U.K. facilities and we have recorded partial settlements and certain net gains from insurance recovery of $8.4 million during the year ended December 31, 2024. Amounts associated with partial settlement for costs incurred and loss of income from business interruption are $4.0 million, and net gains associated with property, plant and equipment are $4.4 million.

During the year ended December 31, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million. The North America mid-continent winter storm in February 2021 caused business interruptions and property losses to certain facilities, and we received insurance settlements of $0.7 million in 2022.

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

Foreign exchange (gain) loss, net is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Angolan Kwanza	$(46)	$188	$(2)
Australian Dollar	(2)	81	9
British Pound	117	(408)	212
Canadian Dollar	293	156	238
Colombian Peso	62	92	(430)
Euro	41	438	(382)
Indonesian Rupiah	315	82	379
Nigerian Naira	126	(74)	(39)
Norwegian Krone	(20)	103	(31)
Russian Ruble	36	(375)	35
Turkish Lira	53	(472)	114
Other currencies, net	222	365	126
Foreign exchange (gain) loss, net	$1,197	$176	$229

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

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Weighted average common shares outstanding - basic	46,897	46,683	46,334
Effect of dilutive securities:
Restricted shares	52	97	71
Performance shares	736	743	408
Weighted average common shares outstanding - diluted	47,685	47,523	46,813

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

Our chief operating decision maker (“CODM”) is our chief executive officer and Chairman of the Board of Directors. The CODM uses revenue from unaffiliated clients and segment operating income to allocate resources, primarily for working capital, staffing, and capital expenditures, during the annual budgeting process and monthly when comparing actual results to budgeted and forecasted results.

Summarized financial information of our operating segments is shown in the following table (in thousands):

As at and for the years ended:	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
December 31, 2024
CODM Measure - Revenue from unaffiliated clients	$346,146	$177,702	$—	$523,848
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	123	214	(337)	—
Cost of services and product sales	269,169	151,916	(563)	420,522
Depreciation and amortization	10,660	4,293	—	14,953
General and administrative expense (2)	25,531	14,239	—	39,770
Other operating (income) expense, net (3)	(11,542)	550	(158)	(11,150)
Foreign exchange (gain) loss, net (3)	985	306	(94)	1,197
CODM Measure - Segment operating income	51,466	6,612	478	58,556
Supplemental Disclosures:
Total assets	322,764	149,446	118,196	590,406
Capital expenditures	11,413	1,318	297	13,028

December 31, 2023
CODM Measure - Revenue from unaffiliated clients	$333,345	$176,445	$—	$509,790
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	156	249	(405)	—
Cost of services and product sales	256,480	145,194	(1,717)	399,957
Depreciation and amortization	11,462	4,322	—	15,784
General and administrative expense (2)	25,792	14,467	—	40,259
Other operating (income) expense, net (3)	(994)	(5)	(27)	(1,026)
Foreign exchange (gain) loss, net (3)	(278)	197	257	176
CODM Measure - Segment operating income	41,039	12,519	1,082	54,640
Supplemental Disclosures:
Total assets	309,162	161,359	115,874	586,395
Capital expenditures	8,312	1,808	459	10,579

December 31, 2022
CODM Measure - Revenue from unaffiliated clients	$307,691	$182,044	$—	$489,735
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	523	315	(838)	—
Cost of services and product sales	250,182	145,117	(1,644)	393,655
Depreciation and amortization	12,207	4,954	—	17,161
General and administrative expense (2)	24,264	13,853	—	38,117
Other operating (income) expense, net (3)	(1,089)	1,414	(1,276)	(951)
Foreign exchange (gain) loss, net (3)	(252)	670	(189)	229
CODM Measure - Segment operating income	22,902	16,351	2,271	41,524
Supplemental Disclosures:
Total assets	307,108	159,628	111,618	578,354
Capital expenditures	7,458	2,181	577	10,216

(1) “Corporate and other” represents those items not directly related to a particular operating segment and eliminations.

(2) General and administrative expense is presented as a total amount to the CODM and consists primarily of employee benefits, professional fees and information technology costs.

(3) Other remaining balance is included in other (income) expense, net. See Note 19 - Other (income) expense, net for further detail.

Disaggregated Revenue

We derive our revenue from services and product sales contracts with clients primarily in the oil and gas industry. No single client accounted for 10% or more of revenue in any of the periods presented. Summarized financial information of our contracts is shown in the following table (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Reservoir Description Services	$334,325	$322,921	$296,201
Production Enhancement Services	53,880	48,993	50,773
Total Revenue - Services	$388,205	$371,914	$346,974

Reservoir Description Product sales	$11,821	$10,424	$11,490
Production Enhancement Product sales	123,822	127,452	131,271
Total Revenue - Product sales	$135,643	$137,876	$142,761

Total Revenue	$523,848	$509,790	$489,735

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

		Other
As at and for the years ended:	United States	Countries (1) (2)	Consolidated
December 31, 2024
Revenue	$178,895	$344,953	$523,848
Property, plant and equipment, net	46,666	50,397	97,063

December 31, 2023
Revenue	$178,549	$331,241	$509,790
Property, plant and equipment, net	50,792	48,834	99,626

December 31, 2022
Revenue	$166,701	$323,034	$489,735
Property, plant and equipment, net	54,384	50,644	105,028

(1) Revenue earned in other countries, was not individually greater than 10% of our consolidated revenue in 2024, 2023 and 2022.

(2) Property, plant and equipment, net in other countries, was not individually greater than 10% of our consolidated property, plant and equipment, net in 2024, 2023 and 2022.

CORE LABORATORIES INC.

Schedule II - Valuation and Qualifying Account

(In thousands)

	Balance at Beginning of Period	Additions Charged to/(Recovered from) Expense	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2024
Reserve for credit losses	$2,280	$1,203	$(298)	$7	$3,192
Year ended December 31, 2023
Reserve for credit losses	$2,214	$179	$(113)	$—	$2,280
Year ended December 31, 2022
Reserve for credit losses	$3,225	$(6)	$(1,006)	$1	$2,214

(1) Comprised primarily of differences due to changes in exchange rate.