Form 10-Q
period 2025-03-31
Core Laboratories Inc. /DE/
filed 2025-04-28
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at April 18, 2025 was 46,882,935.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,107	$19,157
Accounts receivable, net of allowance for credit losses of $3,632 and $3,192 at 2025 and 2024, respectively	117,031	111,761
Inventories	59,031	59,402
Prepaid expenses	10,308	10,176
Income taxes receivable	13,955	15,594
Other current assets	6,336	10,516
TOTAL CURRENT ASSETS	228,768	226,606
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $317,341 and $314,317 at 2025 and 2024, respectively	97,943	97,063
RIGHT OF USE ASSETS	57,490	56,488
INTANGIBLES, net of accumulated amortization and impairment of $19,296 and $19,326 at 2025 and 2024, respectively	6,279	6,403
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	67,549	69,613
OTHER ASSETS	34,045	34,788
TOTAL ASSETS	$591,519	$590,406
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,497	$34,549
Accrued payroll and related costs	24,049	22,901
Taxes other than payroll and income	4,580	7,106
Unearned revenues	9,772	9,332
Operating lease liabilities	11,654	10,690
Income taxes payable	5,459	4,851
Other current liabilities	9,716	8,157
TOTAL CURRENT LIABILITIES	103,727	97,586
LONG-TERM DEBT, net	124,367	126,111
LONG-TERM OPERATING LEASE LIABILITIES	43,981	43,343
DEFERRED COMPENSATION	29,195	31,115
DEFERRED TAX LIABILITIES, net	9,903	13,783
OTHER LONG-TERM LIABILITIES	20,990	20,732
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,966,868 issued and 46,702,192 outstanding at 2025; 46,966,868 issued and 46,826,820 outstanding at 2024	470	470
Additional paid-in capital	113,574	109,547
Retained earnings	149,657	150,280
Accumulated other comprehensive income (loss)	(5,886)	(5,769)
Treasury stock (at cost), 264,676 and 140,048 shares at 2025 and 2024, respectively	(4,427)	(2,537)
Total Core Laboratories Inc. shareholders' equity	253,388	251,991
Non-controlling interest	5,968	5,745
TOTAL EQUITY	259,356	257,736
TOTAL LIABILITIES AND EQUITY	$591,519	$590,406

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
REVENUE:
Services	$95,091	$96,495
Product sales	28,494	33,142
Total revenue	123,585	129,637
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	72,980	73,865
Cost of product sales, exclusive of depreciation expense shown below	26,489	30,723
General and administrative expense, exclusive of depreciation expense shown below	13,647	11,789
Depreciation	3,593	3,715
Amortization	124	128
Other (income) expense, net	2,335	846
OPERATING INCOME	4,417	8,571
Interest expense	2,602	3,423
Income before income taxes	1,815	5,148
Income tax expense	1,746	1,658
Net income	69	3,490
Net income attributable to non-controlling interest	223	270
Net income (loss) attributable to Core Laboratories Inc.	$(154)	$3,220

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$—	$0.07
Basic earnings (loss) per share attributable to Core Laboratories Inc.	$—	$0.07

Diluted earnings per share	$—	$0.07
Diluted earnings (loss) per share attributable to Core Laboratories Inc.	$—	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,773	46,859
Assuming Dilution	46,773	47,703

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
Net income	$69	$3,490
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income (loss)	(220)	(297)
Income tax (expense) benefit on interest rate swaps reclassified to net income	46	62
Total interest rate swaps	(174)	(235)
Pension and other postretirement benefit plans:
Amortization of actuarial gain (loss) reclassified to net income	77	64
Income tax (expense) benefit on pension and other postretirement benefit plans reclassified to net income (loss)	(20)	(17)
Total pension and other postretirement benefit plans	57	47
Total other comprehensive income (loss)	(117)	(188)
Comprehensive income (loss)	(48)	3,302
Comprehensive income attributable to non-controlling interest	223	270
Comprehensive income (loss) attributable to Core Laboratories Inc.	$(271)	$3,032

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
Common Stock
Balance at Beginning of Period	$470	$469
Balance at End of Period	$470	$469
Additional Paid-In Capital
Balance at Beginning of Period	$109,547	$110,011
Stock-based compensation	4,027	4,631
Balance at End of Period	$113,574	$114,642
Retained Earnings
Balance at Beginning of Period	$150,280	$120,756
Dividends paid	(469)	(468)
Net income (loss) attributable to Core Laboratories Inc.	(154)	3,220
Balance at End of Period	$149,657	$123,508
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,769)	$(4,972)
Interest rate swaps, net of income taxes	(174)	(235)
Pension and other postretirement benefit plans, net of income taxes	57	47
Balance at End of Period	$(5,886)	$(5,160)
Treasury Stock
Balance at Beginning of Period	$(2,537)	$(1,449)
Stock-based compensation	132	189
Repurchase of common stock	(2,022)	(44)
Balance at End of Period	$(4,427)	$(1,304)
Non-Controlling Interest
Balance at Beginning of Period	$5,745	$4,992
Net income attributable to non-controlling interest	223	270
Balance at End of Period	$5,968	$5,262
Total Equity
Balance at Beginning of Period	$257,736	$229,807
Stock-based compensation	4,159	4,820
Dividends paid	(469)	(468)
Net income	69	3,490
Interest rate swaps, net of income taxes	(174)	(235)
Pension and other postretirement benefit plans, net of income taxes	57	47
Repurchase of common stock	(2,022)	(44)
Balance at End of Period	$259,356	$237,417

Cash Dividends per Share	$0.01	$0.01

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,966,868	46,938,557
Balance at End of Period	46,966,868	46,938,557

Treasury Stock - Number of shares
Balance at Beginning of Period	(140,048)	(82,021)
Stock-based compensation	6,970	10,675
Repurchase of common stock	(131,598)	(2,845)
Balance at End of Period	(264,676)	(74,191)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,826,820	46,856,536
Stock-based compensation	6,970	10,675
Repurchase of common stock	(131,598)	(2,845)
Balance at End of Period	46,702,192	46,864,366

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69	$3,490
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,159	4,820
Depreciation and amortization	3,717	3,843
Assets write-down	34	1,110
Inventory write-off and obsolescence	643	650
Changes in value of life insurance policies	779	(946)
Deferred income taxes	(1,817)	2,827
Other non-cash items	917	(381)
Changes in assets and liabilities:
Accounts receivable	(5,938)	(6,290)
Inventories	(272)	991
Prepaid expenses and other current assets	1,391	(2,017)
Other assets	3	160
Accounts payable	2,971	(551)
Accrued expenses	617	(2,469)
Unearned revenues	440	371
Other liabilities	(1,053)	(78)
Net cash provided by operating activities	6,660	5,530
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - operations	(2,785)	(3,052)
Capital expenditures - rebuilding of Aberdeen facility	(794)	—
Proceeds from insurance recovery - Aberdeen facility	3,121	—
Patents and other intangibles	—	(3)
Proceeds from sale of assets	1,230	593
Net proceeds on life insurance policies	—	805
Net cash provided by (used in) investing activities	772	(1,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(15,000)	(17,000)
Proceeds from long-term debt	13,000	14,000
Debt issuance costs	—	(19)
Dividends paid	(469)	(468)
Repurchase of common stock	(2,022)	(44)
Equity related transaction costs	—	(549)
Other financing activity	9	—
Net cash used in financing activities	(4,482)	(4,080)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,950	(207)
CASH AND CASH EQUIVALENTS, beginning of period	19,157	15,120
CASH AND CASH EQUIVALENTS, end of period	$22,107	$14,913

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,260	$3,286
Cash payments for income taxes	$1,015	$2,650
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$1,990	$1,200
Equity related transaction costs incurred but not paid for as of the end of the period	$—	$207

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

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, including Note 2 - Summary of Significant Accounting Policies. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2024, was derived from the 2024 audited consolidated financial statements. There have been no changes to the accounting policies during the three months ended March 31, 2025.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2025, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2025.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentations. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2024.

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

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through March 31, 2025, has resulted in disruptions to our operations in Russia and Ukraine. As of March 31, 2025, our laboratory facilities, offices, and locations in Russia and Ukraine continued to operate with no significant impact to local business operations.

Return to Index

Therefore, we determined there was no triggering event for LLA in Russia and Ukraine, and no impairment assessments have been performed as of March 31, 2025.

Recent Accounting Pronouncements

Issued But Not Yet Effective

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

3. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three months ended March 31, 2025 and 2024.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Contract assets:
Current	$760	$370
	$760	$370
Contract liabilities:
Current	$762	$560
	$762	$560

March 31, 2025
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$762

The current portion of contract assets is included in our accounts receivable. The current portion of contract liabilities is included in unearned revenues and, as applicable, the non-current portion of contract liabilities is included in other long-term liabilities.

We did not recognize any impairment losses on our contract assets during the three months ended March 31, 2025 and 2024.

Return to Index

5. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$28,093	$27,127
Parts and materials	27,219	28,953
Work in progress	3,719	3,322
Total inventories	$59,031	$59,402

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of office and lab space, machinery and equipment and vehicles. We entered into a sublease agreement in 2023 that was terminated at the beginning of 2025, for existing office and lab space in Calgary, Alberta, Canada.

The components of lease expense and other information are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Consolidated Statements of Operations:
Operating lease expense	$4,178	$4,282
Short-term lease expense	489	552
Variable lease expense	481	429
Sublease income	—	(57)
Total lease expense	$5,148	$5,206
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$4,206	$3,850
Right of use assets obtained (released) in exchange for operating lease obligations	$4,155	$1,534
Other information:
Weighted-average remaining lease term - operating leases	8.38 years	8.99 years
Weighted-average discount rate - operating leases	5.46%	5.37%

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

March 31, 2025
Operating Leases
Remainder of 2025	$10,842
2026	11,771
2027	9,212
2028	7,260
2029	4,968
Thereafter	25,781
Total undiscounted lease payments	69,834
Less: Imputed interest	(14,199)
Total operating lease liabilities	$55,635

Return to Index

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			16,000	18,000
Total long-term debt			126,000	128,000
Less: Debt issuance costs			(1,633)	(1,889)
Long-term debt, net			$124,367	$126,111

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes outstanding that were issued through private placement transactions. Series A and Series B of the 2021 Senior Notes were issued in 2021 (the “2021 Senior Notes”). Series A and Series B of the 2023 Senior Notes were issued in 2023 (the “2023 Senior Notes”). The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”. We intend to repay the 2021 Senior Notes Series A at maturity in January 2026 using borrowings under our existing long-term credit facility; therefore, we continue to classify them as long-term debt.

We, along with CLIH, have a credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature.

The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company’s U.S. and foreign subsidiary companies and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company’s U.S. and foreign subsidiary companies. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45.0 million, remain outstanding on July 12, 2025, unless the Company’s liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A that remained outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $11.0 million at March 31, 2025, resulting in an available borrowing capacity under the Credit Facility of approximately $108.0 million. Based on the available borrowing capacity, we believe the Company’s liquidity will equal or exceed the principal amount of the 2021 Senior Notes Series A on July 12, 2025 and will not trigger the springing maturity. In addition to indebtedness under the Credit Facility, we had approximately $7.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2025.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants

Return to Index

with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.31 and our interest coverage ratio is 6.86, each for the period ended March 31, 2025. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of March 31, 2025.

See Note 11 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior Notes.

The estimated fair value of total debt at March 31, 2025 and December 31, 2024, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Interest cost	$347	$354
Expected return on plan assets	(280)	(290)
Net periodic pension cost	$67	$64

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

10. EQUITY

Treasury Stock

During the three months ended March 31, 2025, we distributed 6,970 shares of treasury stock upon vesting of stock-based awards. During the three months ended March 31, 2025, we repurchased 131,598 shares of our common stock for $2.0 million, including rights to 2,123 shares of our common stock valued at $32.0 thousand which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants’ tax burdens resulting from the issuance of common stock under that plan. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Return to Index

Dividend Policy

In March 2025, we paid a quarterly cash dividend of $0.01 per share of common stock. In addition, on April 23, 2025, we declared a quarterly cash dividend of $0.01 per share of common stock for shareholders of record on May 5, 2025, and payable on May 27, 2025.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,833)	$(5,890)
Interest rate swaps - net gain (loss) on fair value	(53)	121
Total accumulated other comprehensive income (loss)	$(5,886)	$(5,769)

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

In August 2014, we entered into a swap agreement, that expired on August 29, 2024, with a notional amount of $25.0 million (“2014 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 2.5%. In February 2020, we entered into a second swap agreement with a notional amount of $25.0 million (“2020 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. The hedging relationship was highly effective; therefore, gains and losses on these swaps were reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. The 2014 Variable-to-Fixed Swap was fully amortized during the year ended December 31, 2024, and the 2020 Variable-to-Fixed Swap was fully amortized through interest expense as of February 28, 2025.

In March 2021, we entered into a new forward interest rate swap agreement and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60.0 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. This forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). On June 28, 2023, the Company issued the 2023 Senior Notes in the aggregate principal amount of $50.0 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the existing LIBOR hedging instrument. A net loss of $0.1 million is included in accumulated other comprehensive income (loss) at March 31, 2025. The unamortized balance on this swap will be

Return to Index

amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033.

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(12)	$39	Increase (decrease) to interest expense
10 year interest rate swap	(208)	(336)	Increase (decrease) to interest expense
	$(220)	$(297)

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

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$24,657	$—	$24,657	$—
	$24,657	$—	$24,657	$—
Liabilities:
Deferred compensation liabilities	$17,245	$—	$17,245	$—
	$17,245	$—	$17,245	$—

		Fair Value Measurement at
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,435	$—	$25,435	$—
	$25,435	$—	$25,435	$—
Liabilities:
Deferred compensation liabilities	$19,103	$—	$19,103	$—
	$19,103	$—	$19,103	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

Return to Index

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
(Gain) loss on sale of assets	$(6)	$(537)
Results of non-consolidated subsidiaries	(37)	(31)
Foreign exchange (gain) loss, net	480	285
Rents and royalties	(7)	(6)
Return on pension assets and other pension costs	(280)	(290)
Assets write-down, loss on lease abandonment and other exit costs	707	1,809
Insurance settlement	—	(1,011)
Severance and other charges	2,256	824
Other, net	(778)	(197)
Total other (income) expense, net	$2,335	$846

As a result of consolidating and exiting certain facilities in the U.S. and other international locations, we incurred a total of $0.7 million and $1.8 million associated with lease abandonment, other exit costs and write-down of the associated leasehold improvements, right of use assets and other assets during the three months ended March 31, 2025 and 2024, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility and we have recorded a partial insurance settlement of $1.0 million during the three months ended March 31, 2024, associated with costs incurred and loss of income from business interruption.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2025	2024
British Pound	$(6)	$31
Canadian Dollar	46	39
Euro	285	18
Indonesian Rupiah	74	80
Russian Ruble	(185)	(3)
Swedish Krona	97	(48)
Other currencies, net	169	168
Foreign exchange (gain) loss, net	$480	$285

14. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $1.7 million for the three months ended March 31, 2025 and 2024. The effective tax rate for the three months ended March 31, 2025, was 96.2% recorded on income before income taxes of $1.8 million. The effective tax rate for the three months ended March 31, 2024, was 32.2%, recorded on income before income taxes of $5.1 million. The effective tax rate for the three months ended March 31, 2025, was impacted by approximately $1.4 million of additional tax expense recorded for items discrete to the quarter. These discrete items are primarily associated with the finalization of certain tax jurisdictions’ return to provision assessments due to changes in estimates. The effective tax rate for the three months ended March 31, 2024, was impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter.

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

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Weighted average common shares outstanding - basic	46,773	46,859
Effect of dilutive securities:
Restricted shares	—	55
Performance shares	—	789
Weighted average common shares outstanding - assuming dilution	46,773	47,703

For the three months ended March 31, 2025, the number of restricted and performance shares of Core Laboratories Inc. common stock that were excluded from the diluted earnings per share calculation as their impact would be antidilutive, were as follows (in thousands):

Three Months Ended
March 31, 2025
Restricted shares	77
Performance shares	730

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

Return to Index

Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who also serves as Chairman of the Board of Directors. The CODM uses revenue from unaffiliated clients and segment operating income to allocate resources, primarily for working capital, staffing and capital expenditures, during the annual budgeting process and monthly when comparing actual results to budgeted and forecasted results.

Summarized financial information of our operating segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended March 31, 2025
CODM Measure - Revenue from unaffiliated clients	$80,897	$42,688	$—	$123,585
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	16	68	(84)	—
Cost of services and product sales	64,605	34,761	103	99,469
General and administrative expense (2)	9,038	4,609	—	13,647
Depreciation and amortization	2,615	1,102	—	3,717
Other operating (income) expense, net (3)	2,128	539	(812)	1,855
Foreign exchange (gain) loss, net (3)	188	242	50	480
CODM Measure - Segment operating income	2,339	1,503	575	4,417
Supplemental Disclosures:
Total assets	323,712	149,297	118,510	591,519
Capital expenditures	2,422	1,129	28	3,579

Three months ended March 31, 2024
CODM Measure - Revenue from unaffiliated clients	$84,236	$45,401	$—	$129,637
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	14	47	(61)	—
Cost of services and product sales	66,111	38,325	152	104,588
General and administrative expense (2)	7,559	4,230	—	11,789
Depreciation and amortization	2,764	1,079	—	3,843
Other operating (income) expense, net (3)	679	200	(318)	561
Foreign exchange (gain) loss, net (3)	245	38	2	285
CODM Measure - Segment operating income	6,892	1,576	103	8,571
Supplemental Disclosures:
Total assets	308,490	163,665	115,795	587,950
Capital expenditures	2,830	220	2	3,052

(1) "Corporate & Other" represents those items that are not directly related to a particular operating segment and eliminations.

(2) General and administrative expense is presented as a total amount to the CODM and consists primarily of employee benefits, professional fees and information technology costs.

(3) Other remaining balance is included in other (income) expense, net. See Note 13 - Other (income) expense, net for further details.

Return to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of March 31, 2025, and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and (ii) the audited consolidated financial statements and accompanying notes thereto included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

General

Core Laboratories Inc. is a Delaware corporation. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from new and existing fields. We make measurements on reservoir rocks, reservoir fluids (crude oil, natural gas and water) and their derived products. In addition, we assist clients in evaluating subsurface targets associated with carbon capture and sequestration projects or initiatives. Core Laboratories Inc. has over 70 offices in more than 50 countries and employs approximately 3,400 people worldwide.

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

Return to Index

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Part II, “Item 1A - Risk Factors” of this Quarterly Report and “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed by us with the Securities and Exchange Commission (“SEC”).

Outlook

The global demand for crude oil and natural gas is forecast to continue growing for both 2025 and the longer term. According to the latest reports from the U.S. Energy Information Administration, the International Energy Agency and the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”), global demand for crude oil and natural gas is expected to continue increasing in 2025 and beyond. However, in the first week of April 2025, crude oil prices declined sharply after announcements that the United States would impose new tariffs on imported goods. The announcement of new tariffs has triggered global trade negotiations and has raised the level of uncertainty for global economies and the likelihood of a global recession. Additionally, on April 3, 2025, OPEC+ affirmed their decision to proceed with a gradual return of 2.2 million barrels of daily production by removing the voluntary production restrictions established in 2023. The gradual increase in production from OPEC+ is scheduled to begin in May 2025 with incremental increases in production through September 2026. OPEC also published an updated “compensation plan” which shows committed reductions in production for countries that produced volumes over their committed quotas since January 2024, which if complied with, should partially offset the scheduled increases to production quotas. In each announcement from OPEC+ regarding the production increases, they have also stated they will continue to hold monthly meetings to review market conditions, conformity, and compensation.

The uncertainty around the impact global trade negotiations may have on global economies combined with OPEC+’s announcement of increased production quotas has also increased the likelihood that global inventory levels of crude oil will rise, thereby contributing to weaker crude oil prices. The Company believes that activity levels associated with smaller-scale, short-cycle crude oil development projects will be more sensitive to a decrease and/or continued volatility of crude-oil prices. As such, we expect changes in crude oil prices will have a greater impact on drilling and completion activity levels in the U.S. onshore market. Outside the U.S., large-scale international oil and gas projects are expected to be more resilient to the near-term volatility of crude-oil prices, and the Company anticipates current client projects to continue as planned and additional projects scheduled this year to also be executed as planned.

The ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East, along with associated sanctions, continue to cause disruptions to traditional maritime supply chains and the trading of crude oil and derived products, such as diesel fuel. The announcement of expanded sanctions on January 10, 2025 by the United States, disrupted and temporarily decreased the trading and maritime transportation of crude oil, along with demand for the Company's associated laboratory assay services. Demand for the laboratory assay analysis services recovered somewhat in March 2025, however these geopolitical conflicts and associated sanctions continue to create a higher level of uncertainty. The United States, the European Union, the United Kingdom and other countries continue to expand sanctions, export controls and other measures against Russia, Belarus, Iran and other countries, companies, officials, individuals or industries in the respective territories, which may have further impact on the trading and movement of crude oil and derived products. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in many offshore developments in both

Return to Index

the U.S. and internationally. In the U.S., we are involved in projects with many of the onshore unconventional basins and offshore projects in the Gulf of Mexico. Outside the U.S., we continue to work on many small and large-scale projects analyzing reservoir rock and fluid samples in every major producing region of the world. Notable larger projects are in locations such as offshore South America, Australia, West Africa and the Middle East. Analysis and measurement services also occur in every major producing region of the world. Additionally, some of our major clients have increased their investment in projects to capture and sequester carbon dioxide (“CO2”). The Company’s activities on these projects expanded in 2024 and are expected to continue expanding in 2025 and beyond.

Our major clients continue to focus on capital management, return on invested capital, free cash flow and returning capital to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. As oil and gas commodity prices stabilize in the mid-to-long-term, the Company expects our clients’ activities associated with increasing oil and gas reserves and production levels will continue to increase in the coming years.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended March 31,
	2025		2024		$ Change	% Change
REVENUE:
Services	$95,091	77%	$96,495	74%	$(1,404)	(1)%
Product sales	28,494	23%	33,142	26%	(4,648)	(14)%
Total revenue	123,585	100%	129,637	100%	(6,052)	(5)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	72,980	77.0%	73,865	77.0%	(885)	(1)%
Cost of product sales, exclusive of depreciation expense shown below*	26,489	93%	30,723	93%	(4,234)	(14)%
Total cost of services and product sales	99,469	80%	104,588	81%	(5,119)	(5)%
General and administrative expense, exclusive of depreciation expense shown below	13,647	11%	11,789	9%	1,858	16%
Depreciation and amortization	3,717	3%	3,843	3%	(126)	(3)%
Other (income) expense, net	2,335	2%	846	1%	1,489	176%
OPERATING INCOME	4,417	4%	8,571	7%	(4,154)	(48)%
Interest expense	2,602	2%	3,423	3%	(821)	(24)%
Income before income taxes	1,815	1%	5,148	4%	(3,333)	(65)%
Income tax expense	1,746	1%	1,658	1%	88	5%
Net income	69	—%	3,490	3%	(3,421)	(98)%
Net income attributable to non-controlling interest	223	—%	270	—%	(47)	NM
Net income (loss) attributable to Core Laboratories Inc.	$(154)	—%	$3,220	2%	$(3,374)	NM

Other Data:
Current ratio (1)	2.21:1		2.68:1
Debt to EBITDA ratio (2)	1.37:1		1.99:1
Debt to Adjusted EBITDA ratio (3)	1.31:1		1.76:1

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

Return to Index

	Three Months Ended
	March 31, 2025		December 31, 2024		$ Change	% Change
REVENUE:
Services	$95,091	77%	$96,531	75%	$(1,440)	(1)%
Product sales	28,494	23%	32,706	25%	(4,212)	(13)%
Total revenue	123,585	100%	129,237	100%	(5,652)	(4)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	72,980	77%	73,133	76%	(153)	(0)%
Cost of product sales, exclusive of depreciation expense shown below*	26,489	93%	33,066	101%	(6,577)	(20)%
Total cost of services and product sales	99,469	80%	106,199	82%	(6,730)	(6)%
General and administrative expense, exclusive of depreciation expense shown below	13,647	11%	9,080	7%	4,567	50%
Depreciation and amortization	3,717	3%	3,664	3%	53	1%
Other (income) expense, net	2,335	2%	(3,880)	(3)%	6,215	NM
OPERATING INCOME	4,417	4%	14,174	11%	(9,757)	(69)%
Interest expense	2,602	2%	2,629	2%	(27)	(1)%
Income before income taxes	1,815	1%	11,545	9%	(9,730)	(84)%
Income tax expense	1,746	1%	4,076	3%	(2,330)	(57)%
Net income	69	—%	7,469	6%	(7,400)	(99)%
Net income attributable to non-controlling interest	223	—%	66	—%	157	NM
Net income (loss) attributable to Core Laboratories Inc.	$(154)	—%	$7,403	6%	$(7,557)	NM

Other Data:
Current ratio (1)	2.21:1		2.32:1
Debt to EBITDA ratio (2)	1.37:1		1.37:1
Debt to Adjusted EBITDA ratio (3)	1.31:1		1.31:1

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

Operating Results for the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024 and December 31, 2024

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development and production of oil, gas and derived products outside the U.S. For the three months ended March 31, 2025, service revenue was $95.1 million, a decrease of 1% year-over-year and sequentially. Year-over-year, the slight decrease was due to lower activity levels in the international market. Revenue was negatively impacted by the ongoing geopolitical conflicts and expanded sanctions previously discussed, which disrupted and impacted the trading and maritime transportation of crude oil and derived products, and the associated laboratory assay services the Company provides. However, these decreases were partially offset by a strong growth in well completion diagnostic services in the U.S. and certain international markets when compared to the same period in 2024.

Return to Index

Sequentially, the decrease in service revenue was primarily due to lower demand for laboratory assay services in international markets partially offset by an increase in the U.S. market. As discussed above, the expanded sanctions announced in January 2025 disrupted the trading and maritime transportation of crude oil and derived products, and as a result demand for the associated laboratory assay services provided by the Company declined. This decline was partially offset by an increase in demand for our well completion diagnostic services in the U.S. and international markets compared to the prior quarter.

Product Sales Revenue

Product sales are primarily tied to supporting the U.S. onshore drilling and completion activities and bulk product sales to international markets. Product sales to international markets are typically sold and shipped in bulk, and revenue can vary from one quarter to another. For the three months ended March 31, 2025, product sales revenue of $28.5 million decreased 14% year-over-year and 13% sequentially. The year-over-year decrease was driven by a reduction in product sales to both the U.S. and international markets. One large international order scheduled for delivery in February 2025, was suspended when the expanded sanctions were announced in January 2025. Additionally, the U.S. onshore drilling and completion activity decreased throughout 2024 and remained at these lower levels in 2025. The average U.S. land rig count for the three months ended March 31, 2025 was 5% lower when compared to the same period in 2024.

Sequentially, the decrease was due to a lower level of bulk shipments to international markets, including the international order that was suspended, described above. However, the lower international product deliveries were partially offset by a higher level of product sales in the U.S. onshore market.

Cost of Services, excluding depreciation

Cost of services was $73.0 million for the three months ended March 31, 2025, a decrease of 1% year-over-year and flat sequentially. Cost of services expressed as a percentage of service revenue was 77% for the three months ended March 31, 2025, comparable to the same period in the prior year, and compared to 76% in the prior quarter. The year-over-year changes in cost of services as a percentage of service revenue was in line with changes in service revenue.

Sequentially, the slight increase in cost of services as a percentage of services revenue was primarily due to a lower revenue base in the three months ended March 31, 2025, versus the prior quarter.

Cost of Product Sales, excluding depreciation

Cost of product sales was $26.5 million for the three months ended March 31, 2025, a decrease of 14% year-over-year and 20% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 93% for the three months ended March 31, 2025, comparable to the same period in the prior year and compared to 101% in the prior quarter. The year-over-year changes in cost of product sales as a percentage of product sales was in line with changes in product sales revenue.

Sequentially, cost of product sales as a percentage of product sales decreased primarily due to approximately $3.3 million in additional costs associated with the write-down of certain inventory and other related assets in the prior quarter.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations.

G&A expense for the three months ended March 31, 2025, was $13.6 million, which increased $1.9 million compared to the same period in 2024. The year-over-year increase was primarily due to increased outside consulting fees and license fees primarily associated with implementation costs of a global human capital management system that commenced from the second quarter of 2024, and losses on our company owned life insurance policies in 2025 compared to gains in 2024.

Return to Index

G&A expense for the three months ended March 31, 2025, increased $4.6 million compared to the three months ended December 31, 2024 primarily due to the acceleration of stock compensation expense for retirement eligible executives of $3.5 million in 2025. In addition, adjustments to revalue performance awards based on expected performance criteria were $0.9 million higher in 2025 compared to 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2025, was $3.7 million compared to $3.8 million for the three months ended March 31, 2024 and $3.7 million for the three months ended December 31, 2024. The slight decrease in depreciation and amortization expense compared to the prior year period is primarily due to assets which became fully depreciated.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
(Gain) loss on sale of assets	$(6)	$(537)
Results of non-consolidated subsidiaries	(37)	(31)
Foreign exchange (gain) loss, net	480	285
Rents and royalties	(7)	(6)
Return on pension assets and other pension costs	(280)	(290)
Assets write-down, loss on lease abandonment and other exit costs	707	1,809
Insurance settlement	—	(1,011)
Severance and other charges	2,256	824
Other, net	(778)	(197)
Total other (income) expense, net	$2,335	$846

As a result of consolidating and exiting certain facilities in the U.S. and other international locations, we incurred a total of $0.7 million and $1.8 million associated with lease abandonment, other exit costs, and write-down of the associated leasehold improvements, right of use assets and other assets during the three months ended March 31, 2025 and 2024, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility and have recorded a partial insurance settlement of $1.0 million during the three months ended March 31, 2024, associated with costs incurred and loss of income from business interruption.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2025	2024
British Pound	$(6)	$31
Canadian Dollar	46	39
Euro	285	18
Indonesian Rupiah	74	80
Russian Ruble	(185)	(3)
Swedish Krona	97	(48)
Other currencies, net	169	168
Foreign exchange (gain) loss, net	$480	$285

Return to Index

Interest Expense

Interest expense for the three months ended March 31, 2025, was $2.6 million and decreased $0.8 million or 24% year-over-year and was relatively flat compared to the prior quarter. The year-over-year decrease is due to lower interest rates and lower average borrowings on our bank revolving credit facility during the three months ended March 31, 2025.

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $1.7 million for the three months ended March 31, 2025 and 2024. The effective tax rate for the three months ended March 31, 2025, was 96.2% recorded on income before income taxes of $1.8 million. The effective tax rate for the three months ended March 31, 2024, was 32.2%, recorded on income before income taxes of $5.1 million. The effective tax rate for the three months ended March 31, 2025, was impacted by approximately $1.4 million of additional tax expense recorded for items discrete to the quarter. These discrete items are primarily associated with the finalization of certain tax jurisdictions’ return to provision assessments due to changes in estimates. The effective tax rate for the three months ended March 31, 2024, was impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

	Three Months Ended						Year-over-year	Sequential
	March 31, 2025		March 31, 2024		December 31, 2024		%Change	%Change
REVENUE:
Reservoir Description	$80,897	65%	$84,236	65%	$86,793	67%	(4)%	(7)%
Production Enhancement	42,688	35%	45,401	35%	42,444	33%	(6)%	1%
Consolidated	$123,585	100%	$129,637	100%	$129,237	100%	(5)%	(4)%
OPERATING INCOME:
Reservoir Description *	$2,339	3%	$6,892	8%	$16,643	19%	(66)%	(86)%
Production Enhancement *	1,503	4%	1,576	3%	(2,597)	(6)%	(5)%	NM
Corporate and Other (1)	575	0%	103	0%	128	0%	NM	NM
Consolidated	$4,417	4%	$8,571	7%	$14,174	11%	(48)%	(69)%

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

Revenue from the Reservoir Description operating segment of $80.9 million for the three months ended March 31, 2025 decreased 4% year-over-year and 7% sequentially. The year-over-year decrease was primarily due to disruptions in the trading and maritime transportation of crude oil and derived products as a result of the expanded sanctions announced in January 2025. The decrease in these activities resulted in a decrease in demand for the Company’s laboratory assay services. Additionally, offshore commercial success rates for well exploration and appraisal projects continued to decline in 2024, which resulted in the cancellation of some reservoir rock and fluid analysis projects that were originally planned for what turned out to be unsuccessful wells. Demand for fluid analysis services continues to be negatively impacted by the on-going geopolitical conflicts and expanded sanctions previously discussed. Sequentially, the decrease in revenue was primarily associated with the same factors described above.

Return to Index

Operating income of $2.3 million for the three months ended March 31, 2025, decreased $4.6 million, year-over-year and $14.3 million sequentially. Operating margins were 3% for the three months ended March 31, 2025, compared to 8% year-over-year, and 19% sequentially. Year-over-year, the decrease in operating income and operating margins was primarily attributable to 1) decremental revenue of $3.3 million in the three months ended March 31, 2025; 2) a total charge of $2.7 million associated with severance, facility exit cost and certain asset write-downs recorded during the three months ended March 31, 2025, compared to $1.5 million in the same period of the prior year; and 3) a gain on insurance proceeds associated with the fire at the Aberdeen, U.K. facility of $1.0 million recorded in the three months ended March 31, 2024, and no such gain in the current quarter.

Sequentially, the decrease in operating income and operating margins was primarily due to 1) decremental revenue of $5.9 million in the three months ended March 31, 2025; 2) a gain on insurance proceeds associated with the fire at the Aberdeen, U.K. facility of $3.1 million recorded in the three months ended December 31, 2024, and no such gain in the current quarter; 3) a gain of $1.4 million on the sale of assets during the three months ended December 31, 2024, and no such sale in the current quarter; and 4) a higher level of Corporate G&A expenses absorbed in the segment. See discussion of General and Administrative Expense, above.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities typically experience a seasonal decline at end of the year with activity levels increasing at the beginning of the year. Average rig count in the U.S. land market for the three months ended March 31, 2025, was down by 5% year-over-year and relatively flat sequentially. International rig count was down over 6% year-over-year and down 2% sequentially.

Revenue from the Production Enhancement operating segment of $42.7 million for the three months ended March 31, 2025, decreased 6% year-over-year and increased 1% sequentially. Year-over-year, the decrease was primarily due to lower product sales in the U.S. land market and decline in bulk shipments in the international market. These decreases were partially offset by a growth in well completion diagnostic services in the U.S. and international markets. Sequentially, the increase was primarily driven by continued expansion of well completion diagnostic service in the U.S and certain international markets, substantially offset by lower product sales to the international market.

Operating income of $1.5 million for the three months ended March 31, 2025, decreased slightly year-over-year, and increased $4.1 million sequentially. Operating margins for the three months ended March 31, 2025, were 4%, compared to operating margins of 3% year-over-year and (6)% sequentially. Year-over-year, the increase in operating income and margins was primarily driven by a different mix of revenue, with a higher level of service revenue that contributed to higher margins in 2025 compared to 2024, mostly offset by a higher level of corporate G&A expenses absorbed by the segment. Sequentially, the increase in operating income and margins was primarily due to 1) a strong growth in well diagnostic projects with high incremental margins; 2) certain severance costs, inventory and other related asset write-downs of approximately $4.1 million recorded in the prior quarter, compared to $0.5 million recorded in the current quarter; offset by 3) a higher level of corporate G&A expenses absorbed by the segment in the current quarter. See discussion of General and Administrative Expense, above.

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

We are a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2025, $21.2 million of our $22.1 million of cash was held by our foreign subsidiaries.

The Company maintains the quarterly dividend of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Cash flows provided by (used in):
Operating activities	$6,660	$5,530	20%
Investing activities	772	(1,657)	NM
Financing activities	(4,482)	(4,080)	10%
Net change in cash and cash equivalents	$2,950	$(207)	NM

Comparing the three months ended March 31, 2025 to the same period in the prior year, cash flows provided by operating activities improved to $6.7 million in 2025 compared to $5.5 million in the same period 2024. The Company’s working capital improved primarily due to effectiveness in leveraging credit terms on accounts payable.

Cash flows provided by investing activities for the three months ended March 31, 2025 of $0.8 million were primarily driven by proceeds on the sale of assets of $1.2 million and proceeds from insurance recovery associated with the fire incident at the Aberdeen, U.K. facility of $3.1 million, offset by capital expenditures of $3.6 million, which includes $0.8 million related to the replacement of assets damaged in the fire incident. Cash flows used in investing activities for the three months ended March 31, 2024 of $1.7 million were driven primarily by funding capital expenditures of $3.1 million offset by proceeds on the sale of assets of $0.6 million and net proceeds on company owned life insurance policies of $0.8 million.

Cash flows used in financing activities for the three months ended March 31, 2025 of $4.5 million include a $2.0 million net reduction in long-term debt, $0.5 million for quarterly dividends and $2.0 million for the repurchase of common stock. Cash flows provided by financing activities for the three months ended March 31, 2024 of $4.1 million were primarily driven by a $3.0 million net reduction in long-term debt, $0.5 million for quarterly dividends and $0.5 million in costs associated with equity transactions.

During the three months ended March 31, 2025, we repurchased 131,598 shares of our common stock for $2.0 million, including rights to 2,123 shares of our common stock to satisfy personal tax liabilities of participants in our stock-based compensation plan for an aggregate purchase price of $32 thousand.

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

Return to Index

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

	Three Months Ended March 31,
	2025	2024	% Change
Free cash flow calculation:
Net cash provided by operating activities	$6,660	$5,530	20%
Less: Cash paid for capital expenditures	(2,785)	(3,052)	(9)%
Free cash flow	$3,875	$2,478	56%

Free cash flow for the three months ended March 31, 2025, increased $1.4 million from $2.5 million for the same period in 2024. The net cash provided by operating activities of $6.7 million during the three months ended March 31, 2025, was primarily driven by effectiveness in leveraging credit terms on accounts payable. Capital expenditures, excluding capital expenditures of $0.8 million associated with the Aberdeen, U.K. fire incident that were recovered from insurance proceeds, were $0.3 million lower during the three months ended March 31, 2025 compared to the same period in the prior year.

Senior Notes, Credit Facility and Available Future Liquidity

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) as issuer, have senior notes outstanding that were issued through private placement transactions.

Additionally, we, along with CLIH, have a secured credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature. As of March 31, 2025, the Credit Facility has an available borrowing capacity of approximately $108.0 million.

These debt instruments are summarized in the following table (in thousands):

	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	$45,000	$45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Credit Facility			16,000	18,000
Total long-term debt			126,000	128,000
Less: Debt issuance costs			(1,633)	(1,889)
Long-term debt, net			$124,367	$126,111

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

In accordance with the terms of the Credit Facility, our leverage ratio is 1.31, and our interest coverage ratio is 6.86, each for the period ended March 31, 2025. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of March 31, 2025. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes. See Note 7 - Long-term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Senior Notes and the Credit Facility.

See Note 11 - Derivative Instruments and Hedging Activities of the Notes to the Interim Consolidated Financial Statements, for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and the 2023 Senior Notes.

Return to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of Core Laboratories Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in Core Laboratories Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to “Item 1A - Risk Factors” in Core Laboratories Inc.’s Annual Report on Form 10-K

Return to Index

for the year ended December 31, 2024. In addition to the risk factors identified in our 2024 Annual Report, we updated the following risk factor:

Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. Our input costs for raw materials and other goods, such as steel, electronic components, chemical reagents and laboratory equipment, are adversely affected by tariffs imposed by the U.S. government on products imported into the United States. Additionally, we sell our products internationally and our product sales may be subject to any retaliatory measures by other countries. Any imposition of or increase in tariffs on the goods we purchase or the products we sell could increase our costs and the price of our products and services. To the extent we are unable to pass all or a portion of these cost increases on to our customers, such cost increases could adversely affect our results of operations.

Additional tariffs, further trade restrictions and retaliatory trade measures could disrupt our supply chain and logistics, restrict or limit the availability of goods or supplies, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, and inflationary pressures on raw materials. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any changes in international trade policies and agreements and any failure to do so could have a material adverse effect on our business. Any potential impact will depend on future developments with respect to trade policy and the results of trade negotiations, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business, results of operations and financial condition.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products and services and the demand for crude oil and gas. Such conditions could have a material adverse impact on our business, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock, par value $0.01, that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
January 1-31, 2025	—	$—	—	—
February 1-28, 2025 (1)	89,868	$16.10	—	—
March 1-31, 2025 (1)	41,730	$13.89	—	—
Total	131,598	$15.40	—

(1)
During the three months ended March 31, 2025, 2,123 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award. Additionally, we purchased 129,475 shares in the open market. Repurchases of common stock are at the discretion of the board of directors and management.
(2)
The Company does not have a publicly announced share repurchase program.

Return to Index

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	-	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith
104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES INC.

Date:	April 25, 2025	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index