Form 10-Q
period 2025-06-30
Core Laboratories Inc. /DE/
filed 2025-07-25
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at July 18, 2025 was 46,893,842.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,188	$19,157
Accounts receivable, net of allowance for credit losses of $4,599 and $3,192 at 2025 and 2024, respectively	113,909	111,761
Inventories	59,773	59,402
Prepaid expenses	10,516	10,176
Income taxes receivable	14,043	15,594
Other current assets	8,248	10,516
TOTAL CURRENT ASSETS	237,677	226,606
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $319,265 and $314,317 at 2025 and 2024, respectively	97,927	97,063
RIGHT OF USE ASSETS	55,116	56,488
INTANGIBLES, net of accumulated amortization and impairment of $19,405 and $19,326 at 2025 and 2024, respectively	6,170	6,403
GOODWILL	99,996	99,445
DEFERRED TAX ASSETS, net	70,479	69,613
OTHER ASSETS	34,746	34,788
TOTAL ASSETS	$602,111	$590,406
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,699	$34,549
Accrued payroll and related costs	25,319	22,901
Taxes other than payroll and income	3,623	7,106
Unearned revenues	9,115	9,332
Operating lease liabilities	11,508	10,690
Income taxes payable	4,385	4,851
Other current liabilities	9,123	8,157
TOTAL CURRENT LIABILITIES	104,772	97,586
LONG-TERM DEBT, net	124,613	126,111
LONG-TERM OPERATING LEASE LIABILITIES	42,420	43,343
DEFERRED COMPENSATION	29,639	31,115
DEFERRED TAX LIABILITIES, net	11,482	13,783
OTHER LONG-TERM LIABILITIES	21,882	20,732
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,966,868 issued and 46,536,790 outstanding at 2025; 46,966,868 issued and 46,826,820 outstanding at 2024	470	470
Additional paid-in capital	112,763	109,547
Retained earnings	159,824	150,280
Accumulated other comprehensive income (loss)	(5,957)	(5,769)
Treasury stock (at cost), 430,078 and 140,048 shares at 2025 and 2024, respectively	(5,817)	(2,537)
Total Core Laboratories Inc. shareholders' equity	261,283	251,991
Non-controlling interest	6,020	5,745
TOTAL EQUITY	267,303	257,736
TOTAL LIABILITIES AND EQUITY	$602,111	$590,406

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2025	2024
	(Unaudited)
REVENUE:
Services	$96,219	$96,337
Product sales	33,940	34,240
Total revenue	130,159	130,577
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	74,053	74,823
Cost of product sales, exclusive of depreciation expense shown below	29,648	28,107
General and administrative expense, exclusive of depreciation expense shown below	10,464	10,259
Depreciation	3,561	3,643
Amortization	109	127
Other (income) expense, net	(2,967)	(2,390)
OPERATING INCOME	15,291	16,008
Interest expense	2,711	3,209
Income before income taxes	12,580	12,799
Income tax expense	1,911	3,609
Net income	10,669	9,190
Net income attributable to non-controlling interest	33	158
Net income attributable to Core Laboratories Inc.	$10,636	$9,032

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.23	$0.20
Basic earnings per share attributable to Core Laboratories Inc.	$0.23	$0.19

Diluted earnings per share	$0.23	$0.19
Diluted earnings per share attributable to Core Laboratories Inc.	$0.22	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,632	46,908
Diluted	47,364	47,743

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2025	2024
	(Unaudited)
REVENUE:
Services	$191,310	$192,832
Product sales	62,434	67,382
Total revenue	253,744	260,214
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	147,033	148,688
Cost of product sales, exclusive of depreciation expense shown below	56,137	58,830
General and administrative expense, exclusive of depreciation expense shown below	24,111	22,048
Depreciation	7,154	7,358
Amortization	233	255
Other (income) expense, net	(632)	(1,544)
OPERATING INCOME	19,708	24,579
Interest expense	5,313	6,632
Income before income taxes	14,395	17,947
Income tax expense	3,657	5,267
Net income	10,738	12,680
Net income attributable to non-controlling interest	256	428
Net income attributable to Core Laboratories Inc.	$10,482	$12,252

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.23	$0.27
Basic earnings per share attributable to Core Laboratories Inc.	$0.22	$0.26

Diluted earnings per share	$0.23	$0.26
Diluted earnings per share attributable to Core Laboratories Inc.	$0.22	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,702	46,884
Diluted	47,509	47,662

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)
Net income	$10,669	$9,190	$10,738	$12,680
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income	(162)	(248)	(382)	(545)
Income tax benefit on interest rate swaps reclassified to net income	33	52	80	114
Total interest rate swaps	(129)	(196)	(302)	(431)
Pension and other postretirement benefit plans:
Amortization of actuarial gain reclassified to net income	78	64	155	128
Income tax expense on pension and other postretirement benefit plans reclassified to net income	(20)	(17)	(41)	(34)
Total pension and other postretirement benefit plans	58	47	114	94
Total other comprehensive income (loss)	(71)	(149)	(188)	(337)
Comprehensive income	10,598	9,041	10,550	12,343
Comprehensive income attributable to non-controlling interest	33	158	256	428
Comprehensive income attributable to Core Laboratories Inc.	$10,565	$8,883	$10,294	$11,915

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)
Common Stock
Balance at Beginning of Period	$470	$469	$470	$469
Balance at End of Period	$470	$469	$470	$469
Additional Paid-In Capital
Balance at Beginning of Period	$113,574	$114,642	$109,547	$110,011
Stock-based compensation	(811)	(1,163)	3,216	3,468
Balance at End of Period	$112,763	$113,479	$112,763	$113,479
Retained Earnings
Balance at Beginning of Period	$149,657	$123,508	$150,280	$120,756
Dividends paid	(469)	(470)	(938)	(938)
Net income attributable to Core Laboratories Inc.	10,636	9,032	10,482	12,252
Balance at End of Period	$159,824	$132,070	$159,824	$132,070
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,886)	$(5,160)	$(5,769)	$(4,972)
Interest rate swaps, net of income taxes	(129)	(196)	(302)	(431)
Pension and other postretirement benefit plans, net of income taxes	58	47	114	94
Balance at End of Period	$(5,957)	$(5,309)	$(5,957)	$(5,309)
Treasury Stock
Balance at Beginning of Period	$(4,427)	$(1,304)	$(2,537)	$(1,449)
Stock-based compensation	1,350	1,031	1,481	1,220
Repurchase of common stock	(2,740)	(162)	(4,761)	(206)
Balance at End of Period	$(5,817)	$(435)	$(5,817)	$(435)
Non-Controlling Interest
Balance at Beginning of Period	$5,968	$5,262	$5,745	$4,992
Non-controlling interest contribution	$19	$—	$19	$—
Net income attributable to non-controlling interest	33	158	256	428
Balance at End of Period	$6,020	$5,420	$6,020	$5,420
Total Equity
Balance at Beginning of Period	$259,356	$237,417	$257,736	$229,807
Stock-based compensation	539	(132)	4,697	4,688
Non-controlling interest contribution	19	—	19	—
Dividends paid	(469)	(470)	(938)	(938)
Net income	10,669	9,190	10,738	12,680
Interest rate swaps, net of income taxes	(129)	(196)	(302)	(431)
Pension and other postretirement benefit plans, net of income taxes	58	47	114	94
Repurchase of common stock	(2,740)	(162)	(4,761)	(206)
Balance at End of Period	$267,303	$245,694	$267,303	$245,694

Cash Dividends per Share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,966,868	46,938,557	46,966,868	46,938,557
Balance at End of Period	46,966,868	46,938,557	46,966,868	46,938,557

Treasury Stock - Number of shares
Balance at Beginning of Period	(264,676)	(74,191)	(140,048)	(82,021)
Stock-based compensation	72,230	58,396	79,200	69,071
Repurchase of common stock	(237,632)	(10,067)	(369,230)	(12,912)
Balance at End of Period	(430,078)	(25,862)	(430,078)	(25,862)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,702,192	46,864,366	46,826,820	46,856,536
Stock-based compensation	72,230	58,396	79,200	69,071
Repurchase of common stock	(237,632)	(10,067)	(369,230)	(12,912)
Balance at End of Period	46,536,790	46,912,695	46,536,790	46,912,695

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,738	$12,680
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,697	4,688
Depreciation and amortization	7,387	7,613
Assets write-down	34	1,110
Inventory write-off and obsolescence	1,620	499
Provision for credit losses	1,603	727
Changes in value of life insurance policies	(834)	(2,185)
Deferred income taxes	(3,167)	(777)
Insurance recovery on property, plant and equipment	(1,557)	—
Other non-cash items	566	(282)
Changes in assets and liabilities:
Accounts receivable	(3,717)	(7,019)
Inventories	(1,991)	1,305
Prepaid expenses and other current assets	(817)	(3,976)
Other assets	(109)	306
Accounts payable	6,647	3,116
Accrued expenses	(886)	4,100
Unearned revenues	(218)	745
Other liabilities	587	26
Net cash provided by operating activities	20,583	22,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - operations	(6,259)	(5,918)
Capital expenditures - rebuilding of Aberdeen facility	(1,648)	—
Proceeds from insurance recovery - Aberdeen facility	4,678	—
Patents and other intangibles	—	(3)
Acquisitions, net of cash acquired	(617)	—
Proceeds from sale of assets	2,196	801
Net proceeds on life insurance policies	778	2,776
Net cash used in investing activities	(872)	(2,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(27,000)	(38,000)
Proceeds from long-term debt	25,000	22,000
Dividends paid	(938)	(938)
Repurchase of common stock	(4,761)	(206)
Equity related transaction costs	—	(594)
Other financing activity	19	(19)
Net cash used in financing activities	(7,680)	(17,757)
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,031	2,575
CASH AND CASH EQUIVALENTS, beginning of period	19,157	15,120
CASH AND CASH EQUIVALENTS, end of period	$31,188	$17,695

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,065	$5,799
Cash payments for income taxes	$4,874	$6,210
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$819	$1,358
Equity related transaction costs incurred but not paid for as of the end of the period	$—	$162

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

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto included in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, including Note 2 - Summary of Significant Accounting Policies. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2024, was derived from the 2024 audited consolidated financial statements. There have been no changes to the accounting policies during the six months ended June 30, 2025.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2025, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2025.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentations. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2024.

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

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through June 30, 2025, has resulted in disruptions to our operations in Russia and Ukraine. As of June 30, 2025, our laboratory facilities, offices, and locations in Russia and Ukraine continued to operate with no significant impact to local business operations. Therefore, we

Return to Index

determined there was no triggering event for LLA in Russia and Ukraine, and no impairment assessments have been performed as of June 30, 2025.

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

3. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and six months ended June 30, 2025 and 2024.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Contract assets:
Current	$246	$370
	$246	$370
Contract liabilities:
Current	$548	$560
	$548	$560

June 30, 2025
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$548

The current portion of contract assets is included in our accounts receivable. The current portion of contract liabilities is included in unearned revenues and, as applicable, the non-current portion of contract liabilities is included in other long-term liabilities.

We did not recognize any impairment losses on our contract assets during the three and six months ended June 30, 2025 and 2024.

Return to Index

5. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$28,316	$27,127
Parts and materials	28,542	28,953
Work in progress	2,915	3,322
Total inventories	$59,773	$59,402

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

The components of lease expense and other information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consolidated Statements of Operations:
Operating lease expense	$4,168	$4,364	$8,346	$8,646
Short-term lease expense	392	285	881	837
Variable lease expense	378	391	859	820
Sublease income	—	(56)	—	(113)
Total lease expense	$4,938	$4,984	$10,086	$10,190
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$4,689	$4,631	$8,895	$8,909
Right of use assets obtained (released) in exchange for operating lease obligations	$721	$2,182	$4,876	$6,959
Other information:
Weighted-average remaining lease term - operating leases	8.36 years	8.62 years	8.36 years	8.62 years
Weighted-average discount rate - operating leases	5.47%	5.33%	5.47%	5.33%

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

June 30, 2025
Operating Leases
Remainder of 2025	$7,204
2026	12,193
2027	9,584
2028	7,471
2029	5,062
Thereafter	26,187
Total undiscounted lease payments	67,701
Less: Imputed interest	(13,773)
Total operating lease liabilities	$53,928

Return to Index

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Credit Facility			$16,000	$18,000
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			126,000	128,000
Less: Debt issuance costs			(1,387)	(1,889)
Long-term debt, net			$124,613	$126,111

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

As of June 30, 2025, we, along with Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”), have a credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature.

On July 22, 2025, we entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Renewed Credit Facility”) for an aggregate borrowing commitment of $150.0 million with a $50.0 million “accordion” feature. Draws up to $100.0 million are available in the form of a revolving credit facility, and a single draw of $50.0 million is available in the form of a delayed draw term loan (“DDTL”) through January 12, 2026. The DDTL is repayable in quarterly installments of $625 thousand and prepayments are permitted without penalty. Any remaining outstanding balance under the revolving credit facility and the DDTL is due at maturity on July 22, 2029, subject to springing maturity dates unless the Company’s liquidity equals or exceeds the principal amount of each of the respective senior notes series that remain outstanding on each of the respective springing maturity dates as follows:

1) October 17, 2027, if any portion of the Company’s 2021 Senior Notes Series B due January 12, 2028, in the aggregate principal amount of $15.0 million, remains outstanding on October 17, 2027, and

2) March 28, 2028, if any portion of the Company’s 2023 Senior Notes Series A due June 28, 2028, in the aggregate principal amount of $25.0 million, remains outstanding on March 28, 2028.

There are no significant changes to other terms, including assets securing the debt, interest rates, and cross default provisions associated with the Senior Notes, financial covenants or the interest coverage and leverage ratios as described below.

The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company’s U.S. and foreign subsidiary companies and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company’s U.S. and foreign subsidiary companies. Certain of our significant, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45.0 million, remain outstanding on July 12, 2025, unless the Company’s liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A that remained outstanding on such date. On July 12, 2025, our liquidity exceeded the outstanding principal amount of the 2021 Senior Notes Series and no springing maturity occurred. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $10.7 million at June 30, 2025, resulting in an available borrowing capacity under the Credit Facility of

Return to Index

approximately $108.3 million. In addition to indebtedness under the Credit Facility, we had approximately $7.7 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2025.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.27 and our interest coverage ratio is 7.22, each for the period ended June 30, 2025. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of June 30, 2025.

We, along with CLIH as issuer, have senior notes outstanding that were issued through private placement transactions. Series A and Series B of the 2021 Senior Notes were issued in 2021 (the “2021 Senior Notes”). Series A and Series B of the 2023 Senior Notes were issued in 2023 (the “2023 Senior Notes”). The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”. We intend to repay the 2021 Senior Notes Series A at maturity in January 2026 using borrowings under our Renewed Credit Facility; therefore, we continue to classify them as long-term debt.

See Note 11 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior Notes.

The estimated fair value of total debt at June 30, 2025 and December 31, 2024, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest cost	$373	$348	$720	$702
Expected return on plan assets	(301)	(287)	(581)	(577)
Net periodic pension cost	$72	$61	$139	$125

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

10. EQUITY

Treasury Stock

During the three and six months ended June 30, 2025, we distributed 72,230 and 79,200 shares, respectively, of treasury stock upon vesting of stock-based awards. During the three and six months ended June 30, 2025, we repurchased 237,632 and 369,230 shares, respectively, of our common stock for $2.7 million and $4.8 million, respectively. The total repurchased shares include rights which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participant’s tax burdens resulting from the issuance of common stock under that plan. Rights surrendered to us were 10,331 and 12,454 shares valued at $136 thousand and $168 thousand for the three and six months ended June 30, 2025, respectively. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March and May 2025, we paid a quarterly cash dividend of $0.01 per share of common stock. In addition, on July 23, 2025, we declared a quarterly cash dividend of $0.01 per share of common stock for shareholders of record on August 4, 2025, and payable on August 25, 2025.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,776)	$(5,890)
Interest rate swaps - net gain (loss) on fair value	(181)	121
Total accumulated other comprehensive income (loss)	$(5,957)	$(5,769)

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

In August 2014, we entered into a swap agreement, that expired on August 29, 2024, with a notional amount of $25.0 million (“2014 Variable-to-Fixed Swap”), and the LIBOR portion of the interest rate was fixed at 2.5%. In February 2020, we entered into a second swap agreement with a notional amount of $25.0 million (“2020 Variable-to-Fixed Swap”), and the LIBOR

Return to Index

portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. The hedging relationship was highly effective; therefore, gains and losses on these swaps were reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. The 2014 Variable-to-Fixed Swap was fully amortized during the year ended December 31, 2024, and the 2020 Variable-to-Fixed Swap was fully amortized as of February 28, 2025 through interest expense.

In March 2021, we entered into a new forward interest rate swap agreement and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60.0 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. This forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). On June 28, 2023, the Company issued the 2023 Senior Notes in the aggregate principal amount of $50.0 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the existing LIBOR hedging instrument. A net loss of $0.2 million is included in accumulated other comprehensive income (loss) at June 30, 2025. The unamortized balance on this swap will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033.

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$22	$(12)	$61	Increase (decrease) to interest expense
10 year interest rate swap	(162)	(270)	(370)	(606)	Increase (decrease) to interest expense
	$(162)	$(248)	$(382)	$(545)

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

Return to Index

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,504	$—	$25,504	$—
	$25,504	$—	$25,504	$—
Liabilities:
Deferred compensation liabilities	$19,198	$—	$19,198	$—
	$19,198	$—	$19,198	$—

		Fair Value Measurement at
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,435	$—	$25,435	$—
	$25,435	$—	$25,435	$—
Liabilities:
Deferred compensation liabilities	$19,103	$—	$19,103	$—
	$19,103	$—	$19,103	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Gain) loss on sale of assets	$(217)	$(217)	$(223)	$(754)
Results of non-consolidated subsidiaries	244	(68)	207	(99)
Foreign exchange (gain) loss, net	7	388	487	674
Rents and royalties	(9)	(795)	(16)	(801)
Return on pension assets and other pension costs	(301)	(287)	(581)	(577)
Assets write-down, loss on lease abandonment and other exit costs	—	—	707	1,809
Insurance recovery - business interruption and costs	(979)	(1,319)	(979)	(2,330)
Insurance recovery - property, plant and equipment	(1,577)	—	(1,577)	—
Severance and other charges	—	—	2,256	824
Other, net	(135)	(92)	(913)	(290)
Total other (income) expense, net	$(2,967)	$(2,390)	$(632)	$(1,544)

During the six months ended June 30, 2025 and 2024, as a result of consolidating and exiting certain facilities in the U.S. and other international locations, we recognized a write-down of the associated leasehold improvements, right of use assets and other assets and incurred lease abandonment and other exit costs of $0.7 million and $1.8 million, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility and we have recorded insurance recovery associated with business interruptions, increase in cost of work, and loss on property and assets during the three and six months ended June 30, 2025 and 2024.

Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
British Pound	$(54)	$39	$(60)	$70
Canadian Dollar	(100)	34	(54)	73
Colombian Peso	(62)	(23)	(60)	(30)
Euro	517	47	802	65
Indonesian Rupiah	(41)	145	33	225
Russian Ruble	(149)	18	(335)	14
Swedish Krona	26	(48)	123	18
Other currencies, net	(130)	176	38	239
Foreign exchange (gain) loss, net	$7	$388	$487	$674

14. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $1.9 million and $3.7 million for the three and six months ended June 30, 2025, respectively compared to income tax expense of $3.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively. The effective tax rate for the three and six months ended June 30, 2025, was 15.2% and 25.4%, respectively. The effective tax rate for the three and six months ended June 30, 2024, was 28.2% and 29.3%, respectively. The effective tax rate for the three and six months ended June 30, 2025, was impacted by the earnings mix of jurisdictions, changes in uncertain tax position in certain jurisdictions and the finalization of certain tax jurisdictions’ return to provision assessments due to changes in estimates. These items are discrete to these periods. The tax rate for the three and six months ended June 30, 2024 was impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. We are evaluating the impact of these legislative changes as additional guidance becomes available, and uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions.

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

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	46,632	46,908	46,702	46,884
Effect of dilutive securities:
Restricted shares	16	66	27	48
Performance shares	716	769	780	730
Weighted average common shares outstanding - diluted	47,364	47,743	47,509	47,662

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

Summarized financial information of our operating segments is shown in the following table (in thousands):

Return to Index

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended June 30, 2025
CODM Measure - Revenue from unaffiliated clients	$86,280	$43,879	$—	$130,159
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	41	46	(87)	—
Cost of services and product sales	66,940	36,376	385	103,701
General and administrative expense (2)	6,816	3,648	—	10,464
Depreciation and amortization	2,645	1,025	—	3,670
Other operating (income) expense, net (3)	(2,472)	(90)	(412)	(2,974)
Foreign exchange (gain) loss, net (3)	189	(182)	—	7
CODM Measure - Segment operating income	12,203	3,148	(60)	15,291
Supplemental Disclosures:
Total assets	322,158	146,907	133,046	602,111
Capital expenditures	3,753	575	—	4,328

Three months ended June 30, 2024
CODM Measure - Revenue from unaffiliated clients	$86,277	$44,300	$—	$130,577
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	23	15	(38)	—
Cost of services and product sales	67,335	35,392	203	102,930
General and administrative expense (2)	6,741	3,518	—	10,259
Depreciation and amortization	2,707	1,063	—	3,770
Other operating (income) expense, net (3)	(2,272)	(174)	(332)	(2,778)
Foreign exchange (gain) loss, net (3)	346	115	(73)	388
CODM Measure - Segment operating income	11,443	4,401	164	16,008
Supplemental Disclosures:
Total assets	313,128	161,396	123,275	597,799
Capital expenditures	2,377	267	223	2,867

Six months ended June 30, 2025
CODM Measure - Revenue from unaffiliated clients	$167,177	$86,567	$—	$253,744
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	57	114	(171)	—
Cost of services and product sales	131,545	71,137	488	203,170
General and administrative expense (2)	15,854	8,257	—	24,111
Depreciation and amortization	5,260	2,127	—	7,387
Other operating (income) expense, net (3)	(344)	448	(1,223)	(1,119)
Foreign exchange (gain) loss, net (3)	377	61	49	487
CODM Measure - Segment operating income	14,542	4,651	515	19,708
Supplemental Disclosures:
Total assets	322,158	146,907	133,046	602,111
Capital expenditures	6,175	1,704	28	7,907

Six months ended June 30, 2024
CODM Measure - Revenue from unaffiliated clients	$170,513	$89,701	$—	$260,214
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	37	62	(99)	—
Cost of services and product sales	133,445	73,717	356	207,518
General and administrative expense (2)	14,300	7,748	—	22,048
Depreciation and amortization	5,471	2,142	—	7,613
Other operating (income) expense, net (3)	(1,593)	26	(651)	(2,218)
Foreign exchange (gain) loss, net (3)	591	153	(70)	674
CODM Measure - Segment operating income	18,336	5,977	266	24,579
Supplemental Disclosures:

Return to Index

Total assets	313,128	161,396	123,275	597,799
Capital expenditures	5,208	487	223	5,918

(1) "Corporate & Other" represents those items that are not directly related to a particular operating segment and eliminations.

(2) General and administrative expense is presented as a total amount to the CODM and consists primarily of employee compensation costs, professional fees and information technology costs.

(3) Other remaining balance is included in other (income) expense, net. See Note 13 - Other (income) expense, net for further details.

Return to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of June 30, 2025, and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and (ii) the audited consolidated financial statements and accompanying notes thereto included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

General

Core Laboratories Inc. is a Delaware corporation. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from new and existing fields. We make measurements on reservoir rocks, reservoir fluids (crude oil, natural gas and water) and their derived products. In addition, we assist clients in evaluating subsurface targets associated with carbon capture and sequestration projects or initiatives. Core Laboratories Inc. has over 70 offices in more than 50 countries and employs approximately 3,300 people worldwide.

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

Outlook

According to the latest reports from the U.S. Energy Information Administration, the International Energy Agency and the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”), global demand for crude oil and natural gas is expected to continue increasing in 2025 and beyond. Beginning in April 2025, the announcement of new tariffs by the U.S. has triggered global trade negotiations and has raised the level of uncertainty for global economies. Additionally, OPEC+ affirmed their decision to proceed with a gradual return of 2.2 million barrels of daily production by removing the voluntary production restrictions established in 2023. The gradual increase in production from OPEC+ began in May 2025 with incremental increases in production expected through September 2026. OPEC also published an updated “compensation plan” which shows committed reductions in production for countries that produced volumes over their committed quotas since January 2024, which if complied with, should partially offset the scheduled increases to production quotas. In each announcement from OPEC+ regarding the production increases, they have also stated they will continue to hold monthly meetings to review market conditions, conformity, and compensation.

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

The ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East, along with associated and expanded sanctions in the United States, the European Union, the United Kingdom and other countries continue to cause disruptions to traditional maritime supply chains and the trading of crude oil and derived products, such as diesel fuel. These disruptions to the trading and maritime transportation of crude oil, also impact the demand for the Company's associated laboratory assay services. Although demand for the Company’s laboratory assay analysis services increased in the second quarter compared to the first quarter of 2025, these geopolitical conflicts and associated sanctions continue to create a higher level of uncertainty. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in many offshore developments in both the U.S. and internationally. In the U.S., we are involved in projects with many of the onshore unconventional basins and offshore projects in the Gulf of Mexico. Outside the U.S., we continue to work on many small and large-scale projects analyzing reservoir rock and fluid samples in every major producing region of the world. Notable larger projects are in locations such as offshore South America, Australia, West Africa and the Middle East. Analysis and measurement services also

Return to Index

occur in every major producing region of the world. Additionally, some of our major clients have increased their investment in projects to capture and sequester carbon dioxide in recent years that has expanded the Company’s activities on these projects beginning in 2024 and into 2025.

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended June 30,
	2025		2024		$ Change	% Change
REVENUE:
Services	$96,219	74%	$96,337	74%	$(118)	(0)%
Product sales	33,940	26%	34,240	26%	(300)	(1)%
Total revenue	130,159	100%	130,577	100%	(418)	(0)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	74,053	77%	74,823	78%	(770)	(1)%
Cost of product sales, exclusive of depreciation expense shown below*	29,648	87%	28,107	82%	1,541	5%
Total cost of services and product sales	103,701	80%	102,930	79%	771	1%
General and administrative expense, exclusive of depreciation expense shown below	10,464	8%	10,259	8%	205	2%
Depreciation and amortization	3,670	3%	3,770	3%	(100)	(3)%
Other (income) expense, net	(2,967)	(2)%	(2,390)	(2)%	(577)	24%
OPERATING INCOME	15,291	12%	16,008	12%	(717)	(4)%
Interest expense	2,711	2%	3,209	2%	(498)	(16)%
Income before income taxes	12,580	10%	12,799	10%	(219)	(2)%
Income tax expense	1,911	1%	3,609	3%	(1,698)	(47)%
Net income	10,669	8%	9,190	7%	1,479	16%
Net income attributable to non-controlling interest	33	—%	158	—%	(125)	NM
Net income attributable to Core Laboratories Inc.	$10,636	8%	$9,032	7%	$1,604	18%

Other Data:
Current ratio (1)	2.27:1		2.39:1
Debt to EBITDA ratio (2)	1.33:1		1.86:1
Debt to Adjusted EBITDA ratio (3)	1.27:1		1.66:1

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

Return to Index

	Three Months Ended
	June 30, 2025		March 31, 2025		$ Change	% Change
REVENUE:
Services	$96,219	74%	$95,091	77%	$1,128	1%
Product sales	33,940	26%	28,494	23%	5,446	19%
Total revenue	130,159	100%	123,585	100%	6,574	5%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	74,053	77%	72,980	77%	1,073	1%
Cost of product sales, exclusive of depreciation expense shown below*	29,648	87%	26,489	93%	3,159	12%
Total cost of services and product sales	103,701	80%	99,469	80%	4,232	4%
General and administrative expense, exclusive of depreciation expense shown below	10,464	8%	13,647	11%	(3,183)	(23)%
Depreciation and amortization	3,670	3%	3,717	3%	(47)	(1)%
Other (income) expense, net	(2,967)	(2)%	2,335	2%	(5,302)	NM
OPERATING INCOME	15,291	12%	4,417	4%	10,874	246%
Interest expense	2,711	2%	2,602	2%	109	4%
Income before income taxes	12,580	10%	1,815	1%	10,765	593%
Income tax expense	1,911	1%	1,746	1%	165	9%
Net income	10,669	8%	69	—%	10,600	15362%
Net income attributable to non-controlling interest	33	—%	223	—%	(190)	NM
Net income (loss) attributable to Core Laboratories Inc.	$10,636	8%	$(154)	—%	$10,790	NM

Other Data:
Current ratio (1)	2.27:1		2.21:1
Debt to EBITDA ratio (2)	1.33:1		1.37:1
Debt to Adjusted EBITDA ratio (3)	1.27:1		1.31:1

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

Return to Index

	Six Months Ended June 30,
	2025		2024		$ Change	% Change
REVENUE:
Services	$191,310	75%	$192,832	74%	$(1,522)	(1)%
Product sales	62,434	25%	67,382	26%	(4,948)	(7)%
Total revenue	253,744	100%	260,214	100%	(6,470)	(2)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	147,033	77%	148,688	77%	(1,655)	(1)%
Cost of product sales, exclusive of depreciation expense shown below*	56,137	90%	58,830	87%	(2,693)	(5)%
Total cost of services and product sales	203,170	80%	207,518	80%	(4,348)	(2)%
General and administrative expense, exclusive of depreciation expense shown below	24,111	10%	22,048	8%	2,063	9%
Depreciation and amortization	7,387	3%	7,613	3%	(226)	(3)%
Other (income) expense, net	(632)	—%	(1,544)	(1)%	912	(59)%
OPERATING INCOME	19,708	8%	24,579	9%	(4,871)	(20)%
Interest expense	5,313	2%	6,632	3%	(1,319)	(20)%
Income before income taxes	14,395	6%	17,947	7%	(3,552)	(20)%
Income tax expense	3,657	1%	5,267	2%	(1,610)	(31)%
Net income	10,738	4%	12,680	5%	(1,942)	(15)%
Net income attributable to non-controlling interest	256	—%	428	—%	(172)	NM
Net income attributable to Core Laboratories Inc.	$10,482	4%	$12,252	5%	$(1,770)	(14)%

Other Data:
Current ratio (1)	2.27:1		2.39:1
Debt to EBITDA ratio (2)	1.33:1		1.86:1
Debt to Adjusted EBITDA ratio (3)	1.27:1		1.66:1

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

Operating Results for the Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024 and March 31, 2025 and for the Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development and production of oil, gas and derived products outside the U.S. For the three months ended June 30, 2025, service revenue was $96.2 million, flat year-over-year and an increase of 1% sequentially. Year-over-year, revenues remained relatively flat due to an increase in international markets offset by a reduction in the U.S. market. Despite disruptions from the ongoing geopolitical conflicts and expanded sanctions in January 2025, we had some recovery in demand for our laboratory assay services during the second quarter of 2025 and continued growth in well completion diagnostic services in certain international markets when compared to the same period in 2024. Service revenue in 2025 has been negatively impacted by certain projects that were planned and scheduled but were canceled, as the wells drilled by our clients were determined to be uneconomical or unsuccessful.

Return to Index

Sequentially, the increase in service revenue was primarily due to a recovery in demand for laboratory assay services in international markets partially offset by a decrease in the U.S. market. As discussed above, the expanded sanctions announced in January 2025 had caused a temporary disruption in the trading and maritime transportation of crude oil and derived products, and demand for the associated laboratory assay services declined during the first quarter of 2025. These activities re-stabilized in the second quarter of 2025 and demand for our associated crude assay services also increased during the three months ended June 30, 2025.

For the six months ended June 30, 2025, service revenue was $191.3 million, a decrease of 1% compared to the same period in the prior year, primarily driven by the disruptions to the maritime movement and trading of crude oil during the first quarter of 2025, as discussed above.

Product Sales Revenue

Product sales are primarily tied to supporting the U.S. onshore drilling and completion activities and bulk product sales to international markets. Product sales to international markets are typically sold and shipped in bulk, and revenue can vary from one quarter to another. For the three months ended June 30, 2025, product sales revenue of $33.9 million decreased 1% year-over-year and increased 19% sequentially. The decrease was driven by lower drilling and completion activity onshore in the U.S. for the three months ended June 30, 2025 when compared to the same period in 2024, resulting in a lower level of product sales in the U.S. onshore market.

Sequentially, the increase was due to a higher levels of bulk shipments to international markets, as well as higher level of laboratory instrumentation sales.

For the six months ended June 30, 2025, product sales revenue was $62.4 million and decreased 7% compared to the same period in the prior year, primarily due to decreased sales in the U.S. onshore markets as a result of lower average drilling and completion activity in 2025 compared to 2024, which was partially offset by increased international bulk product sales.

Cost of Services, excluding depreciation

Cost of services was $74.1 million for the three months ended June 30, 2025, a decrease of 1% year-over-year and an increase of 1% sequentially. The year-over-year and sequential changes in cost of services was in line with changes in service revenue. Cost of services expressed as a percentage of service revenue was 77% for the three months ended June 30, 2025, compared to 78% for the same period in the prior year. Cost of services as a percentage of service revenue remained relatively flat sequentially.

For the six months ended June 30, 2025, cost of services was $147.0 million, a decrease of 1% compared to the same period in the prior year. The year-over-year changes in cost of services was in line with changes in service revenue. Cost of services expressed as a percentage of service revenue remained relatively flat compared to the same period in the prior year.

Cost of Product Sales, excluding depreciation

Cost of product sales was $29.6 million for the three months ended June 30, 2025, an increase of 5% year-over-year and 12% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 87% for the three months ended June 30, 2025, compared to 82% for the same period in the prior year and compared to 93% in the prior quarter. The year-over-year changes in cost of product sales as a percentage of product sales increased primarily due to higher absorption of fixed costs on a lower revenue base, along with a write-down of certain inventory of approximately $0.8 million in the three months ended June 30, 2025.

Sequentially, cost of product sales as a percentage of product sales improved due to improved absorption of fixed costs on a higher revenue base, partially offset by the write-down of certain inventory as previously discussed.

Return to Index

For the six months ended June 30, 2025, cost of product sales was $56.1 million, a decrease of 5% compared to the same period in the prior year. Cost of product sales expressed as a percentage of product sales revenue was 90% for the six months ended June 30, 2025, compared to 87% from the same period in the prior year. The increase in cost of product sales as a percentage of product sales revenue was due to higher absorption of fixed costs on a lower revenue base and the write-down of certain inventory as discussed above.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations.

G&A expense for the three months ended June 30, 2025, was $10.5 million, which increased 2% or $0.2 million, compared to the same period in 2024. The slight year-over-year increase was primarily due to increased consulting and license fees associated with implementation costs of a global human capital management system partially offset by gains on our company owned life insurance policies in 2025 compared to 2024.

G&A expense for the three months ended June 30, 2025, decreased $3.2 million compared to the prior quarter primarily due to the acceleration of stock compensation expense for retirement eligible executives of $3.5 million in the first quarter of 2025, partially offset by changes in employee compensations costs in these periods.

For the six months ended June 30, 2025, G&A expense was $24.1 million compared to $22.0 million for the six months ended June 30, 2024. The year-over-year increase was due to increased license fees and implementation costs associated with a new global human capital management system and outside consulting fees as discussed previously, and changes in employee compensation costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2025, was $3.7 million, a decrease of 3% year-over-year and 1% sequentially. Depreciation and amortization expense for the six months ended June 30, 2025, was $7.4 million, a decrease of 3% year-over-year. The decrease in depreciation and amortization expense compared to the prior year periods and sequentially is primarily due to assets which became fully depreciated.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Gain) loss on sale of assets	$(217)	$(217)	$(223)	$(754)
Results of non-consolidated subsidiaries	244	(68)	207	(99)
Foreign exchange (gain) loss, net	7	388	487	674
Rents and royalties	(9)	(795)	(16)	(801)
Return on pension assets and other pension costs	(301)	(287)	(581)	(577)
Assets write-down, loss on lease abandonment and other exit costs	—	—	707	1,809
Insurance recovery - business interruption and costs	(979)	(1,319)	(979)	(2,330)
Insurance recovery - property, plant and equipment	(1,577)	—	(1,577)	—
Severance and other charges	—	—	2,256	824
Other, net	(135)	(92)	(913)	(290)
Total other (income) expense, net	$(2,967)	$(2,390)	$(632)	$(1,544)

Return to Index

During the six months ended June 30, 2025 and 2024, as a result of consolidating and exiting certain facilities in the U.S. and other international locations, we recognized a write-down of the associated leasehold improvements, right of use assets and other assets and incurred lease abandonment and other exit costs of $0.7 million and $1.8 million, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility and we have recorded insurance recovery associated with business interruptions, increase in cost of work, and loss on property and assets during the three and six months ended June 30, 2025 and 2024.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
British Pound	$(54)	$39	$(60)	$70
Canadian Dollar	(100)	34	(54)	73
Colombian Peso	(62)	(23)	(60)	(30)
Euro	517	47	802	65
Indonesian Rupiah	(41)	145	33	225
Russian Ruble	(149)	18	(335)	14
Swedish Krona	26	(48)	123	18
Other currencies, net	(130)	176	38	239
Foreign exchange (gain) loss, net	$7	$388	$487	$674

Interest Expense

Interest expense for the three months ended June 30, 2025, was $2.7 million and decreased $0.5 million or 16% year-over-year and slightly increased compared to the prior quarter. For the six months ended June 30, 2025, interest expense decreased $1.3 million or 20%.

The year-over-year decreases are primarily due to lower average borrowings on our bank revolving credit facility during the three and six months ended June 30, 2025. Slight increase sequentially is primarily due to changes in blended variable interest rates on our bank revolving credit facility during these periods.

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $1.9 million and $3.7 million for the three and six months ended June 30, 2025, respectively compared to income tax expense of $3.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively. The effective tax rate for the three and six months ended June 30, 2025, was 15.2% and 25.4%, respectively. The effective tax rate for the three and six months ended June 30, 2024, was 28.2% and 29.3%, respectively. The effective tax rate for the three and six months ended June 30, 2025, was impacted by the earnings mix of jurisdictions, changes in uncertain tax position in certain jurisdictions and the finalization of certain tax jurisdictions’ return to provision assessments due to changes in estimates. These items are discrete to these periods. The tax rate for the three and six months ended June 30, 2024 was impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. We are evaluating the impact of these legislative changes as additional guidance becomes available, and uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax assets and liabilities, including our deferred tax assets and liabilities, and cash payments for tax.

Return to Index

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

	Three Months Ended						Year-over-year	Sequential
	June 30, 2025		June 30, 2024		March 31,2025		%Change	%Change
REVENUE:
Reservoir Description	$86,280	66%	$86,277	66%	$80,897	65%	0%	7%
Production Enhancement	43,879	34%	44,300	34%	42,688	35%	(1)%	3%
Consolidated	$130,159	100%	$130,577	100%	$123,585	100%	(0)%	5%
OPERATING INCOME:
Reservoir Description *	$12,203	14%	$11,443	13%	$2,339	3%	7%	422%
Production Enhancement *	3,148	7%	4,401	10%	1,503	4%	(28)%	109%
Corporate and Other (1)	(60)	0%	164	0%	575	0%	NM	NM
Consolidated	$15,291	12%	$16,008	12%	$4,417	4%	(4)%	246%

* Percentage, which represents operating margins, is based on operating income divided by applicable revenue rather than total revenue.
"NM" means not meaningful
(1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

	Six Months Ended June 30,				Year-over-year
	2025		2024		% Change
REVENUE:
Reservoir Description	$167,177	66%	$170,513	66%	(2)%
Production Enhancement	86,567	34%	89,701	34%	(3)%
Consolidated	$253,744	100%	$260,214	100%	(2)%
OPERATING INCOME (LOSS):
Reservoir Description *	$14,542	9%	$18,336	11%	(21)%
Production Enhancement *	4,651	5%	5,977	7%	(22)%
Corporate and Other (1)	515	0%	266	0%	NM
Consolidated	$19,708	8%	$24,579	9%	(20)%

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

Revenue from the Reservoir Description operating segment of $86.3 million for the three months ended June 30, 2025 relatively flat year-over-year and increased 7% sequentially. The year-over-year revenue growth in the Company’s international projects and crude-assay services was substantially offset by lower revenue in the U.S. market. Sequentially, the increase in revenue was primarily due to higher revenue in laboratory crude-assay services, as the trading and maritime transportation of crude oil and derived products re-stabilized in the second quarter of 2025, after the expanded sanctions were announced in January of 2025. Additionally, revenue associated with manufactured laboratory instrumentation sales increased sequentially. Revenue in 2025 has been negatively impacted by the decrease in the success rate for international offshore exploration and appraisal wells, which reached a 20-year low for the six-month period ending March 31, 2025. The decrease in international offshore commercial success rates has resulted in the cancellation of several reservoir rock and fluid analysis projects that were originally planned for late 2024 and 2025.

Return to Index

Revenue from the Reservoir Description operating segment of $167.2 million for the six months ended June 30, 2025 decreased 2% from the same period in the prior year. The decreased revenue in 2025 primarily due to the temporary disruption of the maritime movement and trading of crude oil and derived products which occurred in the first quarter of 2025. The decline in international offshore commercial success rate for exploration and appraisal wells projects, discussed above, has also negatively impacted the level of activity on international projects planned for 2025.

Operating income of $12.2 million for the three months ended June 30, 2025, increased $0.8 million, year-over-year and $9.9 million sequentially. Operating margins were 14% for the three months ended June 30, 2025, compared to 13% year-over-year, and 3% sequentially. Year-over-year, the increase in operating income and operating margins was primarily attributable to insurance recovery associated with the fire at the Aberdeen, U.K. facility of $2.6 million recorded in the three months ended June 30, 2025, compared to a $1.3 million gain in the same period in prior year.

Sequentially, the increase in operating income and operating margins was primarily due to 1) incremental revenue of $5.4 million in the three months ended June 30, 2025; 2) insurance recovery associated with the fire at the Aberdeen, U.K. facility of $2.6 million recorded in the three months ended June 30, 2025, and no such gain in the prior quarter; 3) a $2.4 million increase in the first quarter of 2025, associated with to the acceleration of stock compensation expense for retirement eligible executives; and 4) a total charge of $2.9 million associated with employee severance, facility consolidation and asset write-down recorded in the three months ended March 31, 2025, and no such transactions in the current quarter.

Operating income of $14.5 million for the six months ended June 30, 2025, decreased $3.8 million from the same period in the prior year. Operating margins were 9% for the six months ended June 30, 2025, compared to 11% for the same period in the prior year. The decrease in operating income and operating margins was primarily attributable to 1) decremental revenue of $3.3 million in 2025; 2) a different mix of revenue with a higher level of manufactured equipment sales that yield lower margin compared to service revenue; and 3) a total charge of $2.9 million associated with employee severance, facility consolidation and asset write-down recorded in 2025 compared to $1.5 million recorded in the same period in prior year.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities typically experience a seasonal decline at end of the year with activity levels increasing at the beginning of the year. Average rig count in the U.S. land market for the three months ended June 30, 2025, was down by 4% year-over-year and 3% sequentially. International rig count was down 7% year-over-year and relatively flat sequentially.

Revenue from the Production Enhancement operating segment of $43.9 million for the three months ended June 30, 2025, decreased 1% year-over-year and increased 3% sequentially. Year-over-year, the decrease was primarily due to lower product sales in the U.S. land market. This decrease was substantially offset by increased revenue in bulk shipments in the international market and a growth in well completion diagnostic services in the U.S. and international markets. Sequentially, the increase was primarily driven by increased product sales in international markets, however this was partially offset by a lower revenue in well completion diagnostic services for projects in the Gulf of Mexico.

Revenue from the Production Enhancement operating segment of $86.6 million for the six months ended June 30, 2025, decreased 3% from the same period in the prior year. The decrease in revenue primarily driven by lower product sales in the U.S. land and international markets in 2025, partially offset by higher revenue in well completion diagnostic services in the U.S. and international markets.

Operating income of $3.1 million for the three months ended June 30, 2025, decreased $1.3 million year-over-year, and increased $1.6 million sequentially. Operating margins for the three months ended June 30, 2025, were 7%, compared to operating margins of 10% year-over-year and 4% sequentially. Year-over-year, the decrease in operating income and margins was primarily driven by a total charge of $1.3 million associated with employee severance, facility consolidation and inventory write-downs in 2025, compared to $0.3 million in 2024. Sequentially, the increase in operating income and margins was

Return to Index

primarily due to 1) incremental revenue of $1.2 million in the three months ended June 30, 2025, 2) certain employee severance and facility consolidation costs of $0.5 million recorded in the prior quarter, and no such transaction in the current quarter; and 3) a $1.1 million increase the first quarter of 2025, due to the acceleration of stock compensation expense for retirement of eligible executives. These increases partially offset by inventory write-downs of $0.8 million recorded in the second quarter of 2025, no such transaction recorded in the prior quarter.

Operating income of $4.7 million for the six months ended June 30, 2025, decreased $1.3 million compared to the same period in the prior year. Operating margins for the six months ended June 30, 2025, were 5% compared to operating margins of 7% in the same period of the prior year. The decrease in operating income and margins was primarily due to a higher absorption of fixed costs on a lower revenue base and a higher severance and inventory write-down as discussed above.

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

We are a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2025, $21.9 million of our $31.2 million of cash was held by our foreign subsidiaries.

The Company maintains the quarterly dividend of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024	% Change
Cash flows provided by (used in):
Operating activities	$20,583	$22,676	(9)%
Investing activities	(872)	(2,344)	(63)%
Financing activities	(7,680)	(17,757)	(57)%
Net change in cash and cash equivalents	$12,031	$2,575	367%

Comparing the six months ended June 30, 2025 to the same period in the prior year, cash flows provided by operating activities decreased to $20.6 million in 2025 compared to $22.7 million in the same period 2024. Net income generated from operations was lower in 2025, but was partially offset by more efficient utilization in operational working capital in 2025.

Cash flows used in investing activities for the six months ended June 30, 2025 of $0.9 million include proceeds on the sale of assets of $2.2 million, proceeds from insurance recovery associated with the fire incident at the Aberdeen, U.K. facility of $4.7 million and proceeds on company owned life insurance policies of $0.8 million, offset by total capital expenditures of $7.9 million, which includes $1.6 million related to the replacement of assets and the facility which were damaged in the 2024 fire

Return to Index

incident, and a business acquisition, net of cash acquired of $0.6 million. Cash flows used in investing activities for the six months ended June 30, 2024 of $2.3 million include the funding of $5.9 million for capital expenditures, partially offset by $0.8 million of proceeds from the sale of assets and $2.8 million of net proceeds received from company owned life insurance policies.

Cash flows used in financing activities for the six months ended June 30, 2025 of $7.7 million include a $2.0 million net reduction in long-term debt, quarterly dividends of $0.9 million, and $4.8 million used to repurchase the Company’s common stock. Cash flows used in financing activities for the six months ended June 30, 2024 of $17.8 million include a $16.0 million net reduction in long-term debt, quarterly dividends of $0.9 million, and $0.6 million in costs associated with equity transactions.

During the six months ended June 30, 2025, we repurchased 369,230 shares of our common stock for $4.8 million, including rights to 12,454 shares of our common stock to satisfy personal tax liabilities of participants in our stock-based compensation plan for an aggregate purchase price of $168 thousand.

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

	Six Months Ended June 30,
	2025	2024	% Change
Free cash flow calculation:
Net cash provided by operating activities	$20,583	$22,676	(9)%
Less: Cash paid for capital expenditures - operations	(6,259)	(5,918)	6%
Free cash flow	$14,324	$16,758	(15)%

Free cash flow for the six months ended June 30, 2025, decreased $2.5 million from $16.8 million for the same period in 2024. The net cash provided by operating activities of $20.6 million during the six months ended June 30, 2025, was derived from a lower level of net income, but is partially offset by more efficient utilization in operational working capital in 2025. Capital expenditures-operations, which exclude capital expenditures of $1.6 million associated with the Aberdeen, U.K. fire incident and are covered by insurance, increased slightly by $0.3 million during the six months ended June 30, 2025 compared to the same period in the prior year.

Credit Facility, Senior Notes and Available Future Liquidity

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”), have a secured credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $135.0 million with a $50.0 million “accordion” feature. As of June 30, 2025, the Credit Facility has an available borrowing capacity of approximately $108.0 million.

See Note 7 – Long-term debt, net of the Notes to the Interim Consolidated Financial Statements, for additional information regarding the renewal of the Credit Facility on July 22, 2025.

Return to Index

Additionally, we along with CLIH as issuer, have senior notes outstanding that were issued through private placement transactions.

These debt instruments are summarized in the following table (in thousands):

	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Credit Facility			$16,000	$18,000
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			126,000	128,000
Less: Debt issuance costs			(1,387)	(1,889)
Long-term debt, net			$124,613	$126,111

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

In accordance with the terms of the Credit Facility, our leverage ratio is 1.27, and our interest coverage ratio is 7.22, each for the period ended June 30, 2025. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of June 30, 2025. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes. See Note 7 - Long-term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Senior Notes and the Credit Facility.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must

Return to Index

reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to “Item 1A - Risk Factors” in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024. In addition to the risk factors identified in our 2024 Annual Report, we updated the following risk factor:

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

Return to Index

economy, and ultimately reduced demand for our products and services and the demand for crude oil and gas. Such conditions could have a material adverse impact on our business, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock, par value $0.01, that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
April 1-30, 2025 (1)	139,435	$11.70	—	—
May 1-31, 2025 (1)	83,197	$11.13	—	—
June 1-30, 2025 (1)	15,000	$12.14	—	—
Total	237,632	$11.52	—

(1)
During the three months ended June 30, 2025, 10,331 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award. Additionally, we purchased 227,301 shares in the open market. Repurchases of common stock are at the discretion of the board of directors and management.
(2)
The Company does not have a formal share repurchase program; however, it does from time to time undertake share repurchases in the open market at the discretion of Company management and with prior authorization from the Board of Directors.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.1	-

Ninth Amended and Restated Credit Agreement, dated as of July 22, 2025, among Core Laboratories Inc., Core Laboratories (U.S.) Interests Holding, Inc., and the lenders party thereto and Bank of America, N.A. as administrative agent

Form 8-K, July 23, 2025 (File No. 001-41695)
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

CORE LABORATORIES INC.

Date:	July 24, 2025	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index