Form 10-Q
period 2025-09-30
Core Laboratories Inc. /DE/
filed 2025-10-23
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at October 17, 2025 was 46,563,387.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,629	$19,157
Accounts receivable, net of allowance for credit losses of $5,296 and $3,192 at 2025 and 2024, respectively	110,258	111,761
Inventories	58,241	59,402
Prepaid expenses	10,056	10,176
Income taxes receivable	14,716	15,594
Other current assets	8,014	10,516
TOTAL CURRENT ASSETS	226,914	226,606
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $321,113 and $314,317 at 2025 and 2024, respectively	98,031	97,063
RIGHT OF USE ASSETS	53,980	56,488
INTANGIBLES, net of accumulated amortization and impairment of $19,470 and $19,326 at 2025 and 2024, respectively	6,107	6,403
GOODWILL	100,012	99,445
DEFERRED TAX ASSETS, net	70,506	69,613
OTHER ASSETS	35,810	34,788
TOTAL ASSETS	$591,360	$590,406
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,945	$34,549
Accrued payroll and related costs	23,363	22,901
Taxes other than payroll and income	3,852	7,106
Unearned revenues	7,258	9,332
Operating lease liabilities	11,474	10,690
Income taxes payable	3,513	4,851
Other current liabilities	9,338	8,157
TOTAL CURRENT LIABILITIES	95,743	97,586
LONG-TERM DEBT, net	114,103	126,111
LONG-TERM OPERATING LEASE LIABILITIES	41,525	43,343
DEFERRED COMPENSATION	31,054	31,115
DEFERRED TAX LIABILITIES, net	10,102	13,783
OTHER LONG-TERM LIABILITIES	21,445	20,732
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,966,868 issued and 46,086,944 outstanding at 2025; 46,966,868 issued and 46,826,820 outstanding at 2024	470	470
Additional paid-in capital	113,874	109,547
Retained earnings	173,598	150,280
Accumulated other comprehensive income (loss)	(5,984)	(5,769)
Treasury stock (at cost), 879,924 and 140,048 shares at 2025 and 2024, respectively	(10,611)	(2,537)
Total Core Laboratories Inc. shareholders' equity	271,347	251,991
Non-controlling interest	6,041	5,745
TOTAL EQUITY	277,388	257,736
TOTAL LIABILITIES AND EQUITY	$591,360	$590,406

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)
REVENUE:
Services	$101,125	$98,842
Product sales	33,396	35,555
Total revenue	134,521	134,397
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	74,896	75,503
Cost of product sales, exclusive of depreciation expense shown below	30,005	31,302
General and administrative expense, exclusive of depreciation expense shown below	10,688	8,642
Depreciation	3,529	3,551
Amortization	65	125
Other (income) expense, net	(5,590)	(4,529)
OPERATING INCOME	20,928	19,803
Interest expense	2,650	3,108
Income before income taxes	18,278	16,695
Income tax expense	3,754	4,691
Net income	14,524	12,004
Net income attributable to non-controlling interest	285	259
Net income attributable to Core Laboratories Inc.	$14,239	$11,745

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.31	$0.26
Basic earnings per share attributable to Core Laboratories Inc.	$0.31	$0.25

Diluted earnings per share	$0.31	$0.25
Diluted earnings per share attributable to Core Laboratories Inc.	$0.30	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,263	46,922
Diluted	47,078	47,820

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)
REVENUE:
Services	$292,435	$291,674
Product sales	95,830	102,937
Total revenue	388,265	394,611
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	221,929	224,191
Cost of product sales, exclusive of depreciation expense shown below	86,142	90,132
General and administrative expense, exclusive of depreciation expense shown below	34,799	30,690
Depreciation	10,683	10,909
Amortization	298	380
Other (income) expense, net	(6,222)	(6,073)
OPERATING INCOME	40,636	44,382
Interest expense	7,963	9,740
Income before income taxes	32,673	34,642
Income tax expense	7,411	9,958
Net income	25,262	24,684
Net income attributable to non-controlling interest	541	687
Net income attributable to Core Laboratories Inc.	$24,721	$23,997

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.54	$0.53
Basic earnings per share attributable to Core Laboratories Inc.	$0.53	$0.51

Diluted earnings per share	$0.53	$0.52
Diluted earnings per share attributable to Core Laboratories Inc.	$0.52	$0.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,552	46,897
Diluted	47,381	47,690

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)
Net income	$14,524	$12,004	$25,262	$24,684
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income	(108)	(235)	(489)	(780)
Income tax benefit on interest rate swaps reclassified to net income	24	50	103	164
Total interest rate swaps	(84)	(185)	(386)	(616)
Pension and other postretirement benefit plans:
Amortization of actuarial gain reclassified to net income	77	63	232	191
Income tax expense on pension and other postretirement benefit plans reclassified to net income	(20)	(15)	(61)	(49)
Total pension and other postretirement benefit plans	57	48	171	142
Total other comprehensive income (loss)	(27)	(137)	(215)	(474)
Comprehensive income	14,497	11,867	25,047	24,210
Comprehensive income attributable to non-controlling interest	285	259	541	687
Comprehensive income attributable to Core Laboratories Inc.	$14,212	$11,608	$24,506	$23,523

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)
Common Stock
Balance at Beginning of Period	$470	$469	$470	$469
Balance at End of Period	$470	$469	$470	$469
Additional Paid-In Capital
Balance at Beginning of Period	$112,763	$113,479	$109,547	$110,011
Stock-based compensation	1,111	(869)	4,327	2,599
Balance at End of Period	$113,874	$112,610	$113,874	$112,610
Retained Earnings
Balance at Beginning of Period	$159,824	$132,070	$150,280	$120,756
Dividends paid	(465)	(469)	(1,403)	(1,407)
Net income attributable to Core Laboratories Inc.	14,239	11,745	24,721	23,997
Balance at End of Period	$173,598	$143,346	$173,598	$143,346
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,957)	$(5,309)	$(5,769)	$(4,972)
Interest rate swaps, net of income taxes	(84)	(185)	(386)	(616)
Pension and other postretirement benefit plans, net of income taxes	57	48	171	142
Balance at End of Period	$(5,984)	$(5,446)	$(5,984)	$(5,446)
Treasury Stock
Balance at Beginning of Period	$(5,817)	$(435)	$(2,537)	$(1,449)
Stock-based compensation	215	394	1,696	1,614
Repurchase of common stock	(5,009)	(196)	(9,770)	(402)
Balance at End of Period	$(10,611)	$(237)	$(10,611)	$(237)
Non-Controlling Interest
Balance at Beginning of Period	$6,020	$5,420	$5,745	$4,992
Non-controlling interest contribution	—	—	19	—
Non-controlling interest dividend	(264)	—	(264)	—
Net income attributable to non-controlling interest	285	259	541	687
Balance at End of Period	$6,041	$5,679	$6,041	$5,679
Total Equity
Balance at Beginning of Period	$267,303	$245,694	$257,736	$229,807
Stock-based compensation	1,326	(475)	6,023	4,213
Non-controlling interest contribution	—	—	19	—
Non-controlling interest dividend	(264)	—	(264)	—
Dividends paid	(465)	(469)	(1,403)	(1,407)
Net income	14,524	12,004	25,262	24,684
Interest rate swaps, net of income taxes	(84)	(185)	(386)	(616)
Pension and other postretirement benefit plans, net of income taxes	57	48	171	142
Repurchase of common stock	(5,009)	(196)	(9,770)	(402)
Balance at End of Period	$277,388	$256,421	$277,388	$256,421

Cash Dividends per Share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,966,868	46,938,557	46,966,868	46,938,557
Balance at End of Period	46,966,868	46,938,557	46,966,868	46,938,557

Treasury Stock - Number of shares
Balance at Beginning of Period	(430,078)	(25,862)	(140,048)	(82,021)
Stock-based compensation	12,402	23,242	91,602	92,313
Repurchase of common stock	(462,248)	(8,546)	(831,478)	(21,458)
Balance at End of Period	(879,924)	(11,166)	(879,924)	(11,166)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,536,790	46,912,695	46,826,820	46,856,536
Stock-based compensation	12,402	23,242	91,602	92,313
Repurchase of common stock	(462,248)	(8,546)	(831,478)	(21,458)
Balance at End of Period	46,086,944	46,927,391	46,086,944	46,927,391

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,262	$24,684
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,023	4,213
Depreciation and amortization	10,981	11,289
Assets write-down	34	1,110
Inventory write-off and obsolescence	2,429	1,015
Provision for credit losses	2,152	1,222
Changes in value of life insurance policies	(1,851)	(3,188)
Deferred income taxes	(4,573)	102
Insurance recovery on property, plant and equipment	(6,830)	(2,102)
Other non-cash items	852	256
Changes in assets and liabilities:
Accounts receivable	(615)	(9,461)
Inventories	(1,268)	5,197
Prepaid expenses and other current assets	(797)	(4,357)
Other assets	(351)	(205)
Accounts payable	1,284	(373)
Accrued expenses	(3,370)	2,392
Unearned revenues	(2,074)	2,453
Other liabilities	1,797	1,526
Net cash provided by operating activities	29,085	35,773
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - operations	(8,265)	(8,647)
Capital expenditures - rebuilding of Aberdeen facility	(2,672)	—
Proceeds from insurance recovery - Aberdeen facility	9,951	2,102
Patents and other intangibles	(2)	—
Acquisitions, net of cash acquired	(617)	—
Proceeds from sale of assets	2,348	934
Net proceeds on life insurance policies	778	2,776
Net cash provided by (used in) investing activities	1,521	(2,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(47,000)	(62,000)
Proceeds from long-term debt	36,000	38,000
Debt issuance costs	(1,706)	—
Dividends paid	(1,403)	(1,407)
Repurchase of common stock	(9,770)	(402)
Equity related transaction costs	—	(756)
Other financing activity	(255)	(19)
Net cash used in financing activities	(24,134)	(26,584)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,472	6,354
CASH AND CASH EQUIVALENTS, beginning of period	19,157	15,120
CASH AND CASH EQUIVALENTS, end of period	$25,629	$21,474

Supplemental disclosures of cash flow information:
Cash payments for interest	$6,553	$8,741
Cash payments for income taxes	$9,535	$11,892
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$1,006	$1,591

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

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto included in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, including Note 2 - Summary of Significant Accounting Policies. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2024, was derived from the 2024 audited consolidated financial statements. There have been no changes to the accounting policies during the nine months ended September 30, 2025.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2025, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2025.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentations. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2024.

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

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through September 30, 2025, has resulted in disruptions to our operations in Russia and Ukraine. As of September 30, 2025, our

Return to Index

laboratory facilities, offices, and locations in Russia and Ukraine continued to operate with no significant impact to local business operations. Therefore, we determined there was no triggering event for LLA impairment in Russia and Ukraine, and no impairment assessments have been performed as of September 30, 2025.

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

In July 2025, FASB issued ASU 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows public business entities to apply a practical expedient when estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendment is effective for annual and interim periods beginning after December 15, 2025. Early adoption is permitted. The amendment will be applied prospectively. Upon adoption, our disclosures regarding estimating expected credit losses will be expanded.

3. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and nine months ended September 30, 2025 and 2024.

Subsequent to the quarter ending September 30, 2025, on October 1, 2025, we acquired 100% of the equity interests in Solintec Consultoria E Servicos De Geologia Ltda., a Brazilian limited liability company and a leading provider of geological services to the region’s oil and gas industry. The acquisition is included in our Reservoir Description operating segment.

The total purchase price is comprised of an initial cash payment of $2.3 million plus up to $3.7 million of additional contingent cash consideration, payable in annual installments, provided certain performance targets are achieved over the two-year period following closing.

We have not finalized the assessment of the fair values of assets acquired, including intangible assets, and liabilities assumed or the resulting goodwill and its taxability. Fair value estimates of certain assets and liabilities require more current financial information or are based on significant judgments and assumptions. Our estimates of acquisition date fair value will be adjusted where required as additional information is received during the measurement period subsequent to the acquisition date, not to exceed one year.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

Return to Index

	September 30, 2025	December 31, 2024
Contract assets:
Current	$1,162	$370
	$1,162	$370
Contract liabilities:
Current	$426	$560
	$426	$560

September 30, 2025
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$426

The current portion of contract assets is included in our accounts receivable. The current portion of contract liabilities is included in unearned revenues and, as applicable, the non-current portion of contract liabilities is included in other long-term liabilities.

We did not recognize any impairment losses on our contract assets during the three and nine months ended September 30, 2025 and 2024.

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$28,940	$27,127
Parts and materials	26,525	28,953
Work in progress	2,776	3,322
Total inventories	$58,241	$59,402

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

Return to Index

The components of lease expense and other information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consolidated Statements of Operations:
Operating lease expense	$4,243	$4,296	$12,589	$12,942
Short-term lease expense	453	393	1,334	1,230
Variable lease expense	425	212	1,284	1,032
Sublease income	—	(56)	—	(169)
Total lease expense	$5,121	$4,845	$15,207	$15,035
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$3,927	$3,882	$12,822	$12,791
Right of use assets obtained (released) in exchange for operating lease obligations	$2,184	$3,647	$7,060	$10,606
Other information:
Weighted-average remaining lease term - operating leases	8.19 years	8.40 years	8.19 years	8.40 years
Weighted-average discount rate - operating leases	5.48%	5.41%	5.48%	5.41%

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

September 30, 2025
Operating Leases
Remainder of 2025	$3,786
2026	12,927
2027	10,140
2028	7,903
2029	5,330
Thereafter	26,146
Total undiscounted lease payments	66,232
Less: Imputed interest	(13,233)
Total operating lease liabilities	$52,999

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Credit Facility			$7,000	$18,000
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			117,000	128,000
Less: Debt issuance costs			(2,897)	(1,889)
Long-term debt, net			$114,103	$126,111

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

On July 22, 2025, we, along with our direct subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $150.0 million with a $50.0 million “accordion” feature. Draws up to $100.0 million are available in the form of a revolving credit facility, and a single draw of $50.0 million is available in the form of a delayed draw term loan (“DDTL”)

Return to Index

through January 12, 2026. The DDTL is repayable in quarterly installments of $625 thousand and prepayments are permitted without penalty. Any remaining outstanding balances under the revolving credit facility and the DDTL are due at maturity on July 22, 2029, subject to springing maturity dates unless the Company’s liquidity equals or exceeds the principal amount of each of the respective senior notes series that remain outstanding on each of the respective springing maturity dates as follows:

(1)
October 14, 2027, if any portion of the Company’s 2021 Senior Notes Series B due January 12, 2028, in the aggregate principal amount of $15.0 million, remains outstanding on October 14, 2027, and
(2)
March 30, 2028, if any portion of the Company’s 2023 Senior Notes Series A due June 28, 2028, in the aggregate principal amount of $25.0 million, remains outstanding on March 30, 2028.

There are no significant changes to other terms from the Eighth Amended and Restated Credit Agreement, including assets securing the debt, interest rates, and cross default provisions associated with the Senior Notes (as defined below), financial covenants or the interest coverage and leverage ratios as described below.

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

Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $11.1 million at September 30, 2025, resulting in an available borrowing capacity under the Credit Facility of approximately $131.9 million. In addition to indebtedness under the Credit Facility, we had approximately $8.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2025.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.10 and our interest coverage ratio is 7.86, each for the period ended September 30, 2025. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of September 30, 2025.

We, along with CLIH as issuer, have senior notes outstanding that were issued through private placement transactions. Series A and Series B of the 2021 Senior Notes were issued in 2021 (the “2021 Senior Notes”). Series A and Series B of the 2023 Senior Notes were issued in 2023 (the “2023 Senior Notes”). The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”. We intend to repay the 2021 Senior Notes Series A at maturity in January 2026 using borrowings under the Credit Facility; therefore, we continue to classify them as long-term debt.

See Note 11 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Senior Notes.

Return to Index

The estimated fair value of total debt at September 30, 2025 and December 31, 2024, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest cost	$386	$352	$1,106	$1,054
Expected return on plan assets	(312)	(314)	(893)	(891)
Net periodic pension cost	$74	$38	$213	$163

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

10. EQUITY

Treasury Stock

During the three and nine months ended September 30, 2025, we distributed 12,402 and 91,602 shares, respectively, of treasury stock upon vesting of stock-based awards. During the three and nine months ended September 30, 2025, we repurchased 462,248 and 831,478 shares, respectively, of our common stock for $5.0 million and $9.8 million, respectively. The total repurchased shares include rights which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participant’s tax burdens resulting from the issuance of common stock under that plan. Rights surrendered to us were 4,461 and 16,915 shares valued at $47 thousand and $211 thousand for the three and nine months ended September 30, 2025, respectively. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March, May and August 2025, we paid a quarterly cash dividend of $0.01 per share of common stock. In addition, on October 22, 2025, we declared a quarterly cash dividend of $0.01 per share of common stock for shareholders of record on November 3, 2025, and payable on November 24, 2025.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

Return to Index

	September 30, 2025	December 31, 2024
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,719)	$(5,890)
Interest rate swaps - net gain (loss) on fair value	(265)	121
Total accumulated other comprehensive income (loss)	$(5,984)	$(5,769)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we may utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

In March 2021, we entered into a forward interest rate swap agreement and carried the fair value of certain terminated variable-to-fixed swaps into the agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60.0 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. This forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). On June 28, 2023, the Company issued the 2023 Senior Notes in the aggregate principal amount of $50.0 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the existing LIBOR hedging instrument. A net loss of $0.3 million is included in accumulated other comprehensive income (loss) at September 30, 2025. The unamortized balance on this swap will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033.

The effect of interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$5	$(12)	$67	Increase (decrease) to interest expense
10 year interest rate swap	(108)	(240)	(477)	(847)	Increase (decrease) to interest expense
	$(108)	$(235)	$(489)	$(780)

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

Return to Index

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$26,518	$—	$26,518	$—
	$26,518	$—	$26,518	$—
Liabilities:
Deferred compensation liabilities	$20,536	$—	$20,536	$—
	$20,536	$—	$20,536	$—

		Fair Value Measurement at
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,435	$—	$25,435	$—
	$25,435	$—	$25,435	$—
Liabilities:
Deferred compensation liabilities	$19,103	$—	$19,103	$—
	$19,103	$—	$19,103	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Gain) loss on sale of assets	$(146)	$364	$(369)	$(390)
Results of non-consolidated subsidiaries	194	(108)	401	(207)
Foreign exchange (gain) loss, net	354	(239)	841	435
Rents and royalties	(8)	(882)	(24)	(1,683)
Return on pension assets and other pension costs	(312)	(314)	(893)	(891)
Assets write-down, loss on lease abandonment and other exit costs	—	—	707	1,809
Insurance recovery - business interruption and costs	(52)	(1,151)	(1,031)	(3,481)
Insurance recovery - property, plant and equipment	(5,253)	(2,074)	(6,830)	(2,074)
Severance and other charges	—	—	2,256	824
Other, net	(367)	(125)	(1,280)	(415)
Total other (income) expense, net	$(5,590)	$(4,529)	$(6,222)	$(6,073)

During the nine months ended September 30, 2025 and 2024, as a result of consolidating and exiting certain facilities in the U.S. and other international locations, we recognized a write-down of the associated leasehold improvements, right of use assets and other assets and incurred lease abandonment and other exit costs of $0.7 million and $1.8 million, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility and we have recorded insurance recovery associated with business interruptions, increase in cost of work, and loss on property and assets during the three and nine months ended September 30, 2025 and 2024. During the three months ended September 30, 2025, Core Lab reached final settlement with the insurance company and recorded a gain of approximately $5.2 million on the insurance recovery.

Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
British Pound	$(48)	$(64)	$(108)	$6
Canadian Dollar	43	(13)	(11)	60
Colombian Peso	(38)	44	(98)	13
Euro	(30)	201	772	266
Indonesian Rupiah	100	(332)	133	(107)
Russian Ruble	144	(4)	(189)	10
Swedish Krona	5	23	128	(7)
Other currencies, net	178	(94)	214	194
Foreign exchange (gain) loss, net	$354	$(239)	$841	$435

14. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $3.8 million and $7.4 million for the three and nine months ended September 30, 2025, respectively compared to income tax expense of $4.7 million and $10.0 million for the three and nine months ended September 30, 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was 20.5% and 22.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2024, was 28.1% and 28.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was primarily impacted by the earnings mix of jurisdictions subject to tax for the period and changes in uncertain tax position in certain jurisdictions which is discrete to the quarter. The tax rate for the three and nine months ended September 30, 2024 was impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. We are evaluating the impact of these legislative changes as additional guidance becomes available. Currently, we do not believe legislation will have a material impact on our tax expense.

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

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	46,263	46,922	46,552	46,897
Effect of dilutive securities:
Restricted shares	31	108	39	76
Performance shares	784	790	790	717
Weighted average common shares outstanding - diluted	47,078	47,820	47,381	47,690

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

Summarized financial information of our operating segments is shown in the following table (in thousands):

Return to Index

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended September 30, 2025
CODM Measure - Revenue from unaffiliated clients	$88,224	$46,297	$—	$134,521
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	79	41	(120)	—
Cost of services and product sales	67,156	37,553	192	104,901
General and administrative expense (2)	6,900	3,788	—	10,688
Depreciation and amortization	2,594	1,000	—	3,594
Other operating (income) expense, net (3)	(5,232)	(306)	(406)	(5,944)
Foreign exchange (gain) loss, net (3)	311	(76)	119	354
CODM Measure - Segment operating income	16,574	4,379	(25)	20,928
Supplemental Disclosures:
Total assets	322,047	143,219	126,094	591,360
Capital expenditures	2,706	183	142	3,031

Three months ended September 30, 2024
CODM Measure - Revenue from unaffiliated clients	$88,840	$45,557	$—	$134,397
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	34	125	(159)	—
Cost of services and product sales	68,544	38,490	(229)	106,805
General and administrative expense (2)	5,542	3,100	—	8,642
Depreciation and amortization	2,618	1,058	—	3,676
Other operating (income) expense, net (3)	(4,160)	(81)	(49)	(4,290)
Foreign exchange (gain) loss, net (3)	(157)	(117)	35	(239)
CODM Measure - Segment operating income	16,487	3,232	84	19,803
Supplemental Disclosures:
Total assets	322,001	154,995	123,470	600,466
Capital expenditures	2,273	427	29	2,729

Nine months ended September 30, 2025
CODM Measure - Revenue from unaffiliated clients	$255,401	$132,864	$—	$388,265
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	136	155	(291)	—
Cost of services and product sales	198,701	108,690	680	308,071
General and administrative expense (2)	22,754	12,045	—	34,799
Depreciation and amortization	7,854	3,127	—	10,981
Other operating (income) expense, net (3)	(5,576)	143	(1,630)	(7,063)
Foreign exchange (gain) loss, net (3)	688	(16)	169	841
CODM Measure - Segment operating income	31,116	9,030	490	40,636
Supplemental Disclosures:
Total assets	322,047	143,219	126,094	591,360
Capital expenditures	8,880	1,887	170	10,937

Nine months ended September 30, 2024
CODM Measure - Revenue from unaffiliated clients	$259,353	$135,258	$—	$394,611
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	71	187	(258)	—
Cost of services and product sales	201,989	112,207	127	314,323
General and administrative expense (2)	19,842	10,848	—	30,690
Depreciation and amortization	8,089	3,200	—	11,289
Other operating (income) expense, net (3)	(5,753)	(55)	(700)	(6,508)
Foreign exchange (gain) loss, net (3)	434	36	(35)	435
CODM Measure - Segment operating income	34,823	9,209	350	44,382
Supplemental Disclosures:
Total assets	322,001	154,995	123,470	600,466
Capital expenditures	7,481	914	252	8,647

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

Return to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of September 30, 2025, and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and (ii) the audited consolidated financial statements and accompanying notes thereto included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

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

Outlook

According to the latest reports from the U.S. Energy Information Administration, the International Energy Agency (“IEA”) and the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”), global demand for crude oil and natural gas is expected to continue increasing in 2025 and beyond. New tariffs announced by the U.S. during the year have triggered global trade negotiations and have raised the level of uncertainty for global economies. Additionally, OPEC+ affirmed their decision to proceed with a gradual return of 2.2 million barrels of daily production by removing the voluntary production restrictions established in 2023. The gradual increase in production from OPEC+ began in May 2025 with incremental increases in production expected through September 2026, which could create a surplus in supply and lead to lower commodity prices. OPEC also published an updated “compensation plan” which shows committed reductions in production for countries that produced volumes over their committed quotas since January 2024, which if complied with, should partially offset the scheduled increases to production quotas. In each announcement from OPEC+ regarding the production increases, they have also stated they will continue to hold monthly meetings to review market conditions, conformity, and compensation.

The uncertainty around the impact global trade negotiations may have on global economies combined with OPEC+’s announcement of increased production quotas has also increased the likelihood that global inventory levels of crude oil will rise, thereby contributing to weaker crude oil prices. The Company believes that activity levels associated with smaller-scale, short-cycle crude oil development projects will be more sensitive to a decrease and/or continued volatility of crude-oil prices. As such, we expect changes in crude oil prices will have a greater impact on drilling and completion activity levels in the U.S. onshore market. Outside the U.S., large-scale international oil and gas projects are expected to be more resilient to the near-term volatility of crude-oil prices, and the Company anticipates current client projects to continue as planned and additional projects scheduled this year to also be executed as planned. Recently, revised IEA field data showed that a steeper natural decline rate may represent a dominant long-term supply risk, where the agency projected a sustained upstream investment of approximately $540 to $570 billion per year is required to prevent disruptive declines and to avoid price volatility.

The ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East, along with associated and expanded sanctions in the United States, the European Union, the United Kingdom and other countries continue to cause disruptions to traditional maritime supply chains and the trading of crude oil and derived products, such as diesel fuel. These disruptions to the trading and maritime transportation of crude oil, also impact the demand for the Company's associated laboratory assay services. Although demand for the Company’s laboratory assay analysis services continued to increase during the first nine months of 2025, these geopolitical conflicts and associated sanctions continue to create a higher level of uncertainty. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in many offshore developments in both the U.S. and internationally. In the U.S., we are involved in projects with many of the onshore unconventional basins, as well as

Return to Index

offshore projects in the Gulf of Mexico. Outside the U.S., we continue to work on many small and large-scale projects analyzing reservoir rock and fluid samples in every major producing region of the world. Notable larger projects are in locations such as offshore South America, Australia, West Africa and the Middle East. Analysis and measurement services also occur in every major producing region of the world. Additionally, some of our major clients have increased their investment in projects to capture and sequester carbon dioxide in recent years that has expanded the Company’s activities on these projects beginning in 2024 and into 2025.

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended September 30,
	2025		2024		$ Change	% Change
REVENUE:
Services	$101,125	75%	$98,842	74%	$2,283	2%
Product sales	33,396	25%	35,555	26%	(2,159)	(6)%
Total revenue	134,521	100%	134,397	100%	124	0%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	74,896	74%	75,503	76%	(607)	(1)%
Cost of product sales, exclusive of depreciation expense shown below*	30,005	90%	31,302	88%	(1,297)	(4)%
Total cost of services and product sales	104,901	78%	106,805	79%	(1,904)	(2)%
General and administrative expense, exclusive of depreciation expense shown below	10,688	8%	8,642	6%	2,046	24%
Depreciation and amortization	3,594	3%	3,676	3%	(82)	(2)%
Other (income) expense, net	(5,590)	(4)%	(4,529)	(3)%	(1,061)	23%
OPERATING INCOME	20,928	16%	19,803	15%	1,125	6%
Interest expense	2,650	2%	3,108	2%	(458)	(15)%
Income before income taxes	18,278	14%	16,695	12%	1,583	9%
Income tax expense	3,754	3%	4,691	3%	(937)	(20)%
Net income	14,524	11%	12,004	9%	2,520	21%
Net income attributable to non-controlling interest	285	—%	259	—%	26	NM
Net income attributable to Core Laboratories Inc.	$14,239	11%	$11,745	9%	$2,494	21%

Other Data:
Current ratio (1)	2.37:1		2.48:1
Debt to EBITDA ratio (2)	1.18:1		1.58:1
Debt to Adjusted EBITDA ratio (3)	1.10:1		1.47:1

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

Return to Index

	Three Months Ended
	September 30, 2025		June 30, 2025		$ Change	% Change
REVENUE:
Services	$101,125	75%	$96,219	74%	$4,906	5%
Product sales	33,396	25%	33,940	26%	(544)	(2)%
Total revenue	134,521	100%	130,159	100%	4,362	3%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	74,896	74%	74,053	77%	843	1%
Cost of product sales, exclusive of depreciation expense shown below*	30,005	90%	29,648	87%	357	1%
Total cost of services and product sales	104,901	78%	103,701	80%	1,200	1%
General and administrative expense, exclusive of depreciation expense shown below	10,688	8%	10,464	8%	224	2%
Depreciation and amortization	3,594	3%	3,670	3%	(76)	(2)%
Other (income) expense, net	(5,590)	(4)%	(2,967)	(2)%	(2,623)	88%
OPERATING INCOME	20,928	16%	15,291	12%	5,637	37%
Interest expense	2,650	2%	2,711	2%	(61)	(2)%
Income before income taxes	18,278	14%	12,580	10%	5,698	45%
Income tax expense	3,754	3%	1,911	1%	1,843	96%
Net income	14,524	11%	10,669	8%	3,855	36%
Net income attributable to non-controlling interest	285	—%	33	—%	252	NM
Net income attributable to Core Laboratories Inc.	$14,239	11%	$10,636	8%	$3,603	34%

Other Data:
Current ratio (1)	2.37:1		2.27:1
Debt to EBITDA ratio (2)	1.18:1		1.33:1
Debt to Adjusted EBITDA ratio (3)	1.10:1		1.27:1

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

Return to Index

	Nine Months Ended September 30,
	2025		2024		$ Change	% Change
REVENUE:
Services	$292,435	75%	$291,674	74%	$761	0%
Product sales	95,830	25%	102,937	26%	(7,107)	(7)%
Total revenue	388,265	100%	394,611	100%	(6,346)	(2)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	221,929	76%	224,191	77%	(2,262)	(1)%
Cost of product sales, exclusive of depreciation expense shown below*	86,142	90%	90,132	88%	(3,990)	(4)%
Total cost of services and product sales	308,071	79%	314,323	80%	(6,252)	(2)%
General and administrative expense, exclusive of depreciation expense shown below	34,799	9%	30,690	8%	4,109	13%
Depreciation and amortization	10,981	3%	11,289	3%	(308)	(3)%
Other (income) expense, net	(6,222)	(2)%	(6,073)	(2)%	(149)	2%
OPERATING INCOME	40,636	10%	44,382	11%	(3,746)	(8)%
Interest expense	7,963	2%	9,740	2%	(1,777)	(18)%
Income before income taxes	32,673	8%	34,642	9%	(1,969)	(6)%
Income tax expense	7,411	2%	9,958	3%	(2,547)	(26)%
Net income	25,262	7%	24,684	6%	578	2%
Net income attributable to non-controlling interest	541	—%	687	—%	(146)	NM
Net income attributable to Core Laboratories Inc.	$24,721	6%	$23,997	6%	$724	3%

Other Data:
Current ratio (1)	2.37:1		2.48:1
Debt to EBITDA ratio (2)	1.18:1		1.58:1
Debt to Adjusted EBITDA ratio (3)	1.10:1		1.47:1

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

Operating Results for the Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024 and June 30, 2025 and for the Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development and production of oil, gas and derived products outside the U.S. For the three months ended September 30, 2025, service revenue was $101.1 million, an increase of 2% year-over-year and an increase of 5% sequentially. Year-over-year, revenues increased primarily due to the increase in international markets partially offset by lower activity level in the U.S. market. Despite disruptions from the ongoing geopolitical conflicts and expanded sanctions throughout the first nine months of 2025, we continue to see recovery in demand for our laboratory crude-assay services during the third quarter of 2025 and continued growth in well completion diagnostic services in certain international markets when compared to the same period in 2024. Service revenue in 2025 has

Return to Index

been negatively impacted by certain projects that were planned and scheduled but were canceled, as the wells drilled by our clients were determined to be uneconomical or unsuccessful.

Sequentially, the increase in service revenue was primarily due to an increase in demand for laboratory crude-assay services in international markets while the U.S. market remained relatively flat. As discussed above, the expanded sanctions imposed throughout the year have caused a temporary disruption in the trading and maritime transportation of crude oil and derived products that slowed the growth of laboratory crude-assay revenue during 2025.

For the nine months ended September 30, 2025, service revenue was $292.4 million, relatively flat compared to the same period in the prior year. Year-over-year, the demand for laboratory crude-assay services and well completion diagnostic services continued to grow in the international markets. Additionally, reservoir rock and fluid analysis services have been negatively impacted due to the decline in international offshore commercial success rates for exploration and appraisal well projects, as discussed above.

Product Sales Revenue

Product sales are primarily tied to U.S. onshore drilling and completion activities and product sales to international markets. Product sales to international markets are typically sold and shipped in bulk, and revenue can vary from one quarter to another. For the three months ended September 30, 2025, product sales revenue of $33.4 million decreased 6% year-over-year and 2% sequentially. The decrease was driven by lower drilling and completion activity onshore in the U.S. for the three months ended September 30, 2025 when compared to the same period in 2024.

Sequentially, the slight decrease was due to the lower level of U.S. onshore drilling and completion activity but was substantially offset by higher levels of bulk shipments to international markets.

For the nine months ended September 30, 2025, product sales revenue was $95.8 million and decreased 7% compared to the same period in the prior year, primarily due to lower average U.S. onshore drilling and completion activity in 2025 compared to 2024, but was partially offset by an increase of laboratory instrument sales to international markets in 2025.

Cost of Services, excluding depreciation

Cost of services was $74.9 million for the three months ended September 30, 2025, a decrease of 1% year-over-year and an increase of 1% sequentially. The year-over-year decrease in cost of services was primarily due to increased efficiencies and the benefits of lower compensation costs as a result of cost reduction initiatives implemented during the first half of 2025. Sequentially, the slight increase in cost of services is primarily due to an increase in service revenue partially offset by the increased efficiencies and lower compensation cost as discussed above. Cost of services expressed as a percentage of service revenue was 74% for the three months ended September 30, 2025, compared to 77% for the prior quarter and 76% for the same period in the prior year. Cost of services as a percentage of service revenue improved primarily driven by the efficiencies and cost reduction initiatives as discussed above.

For the nine months ended September 30, 2025, cost of services was $221.9 million, a decrease of 1% compared to the same period in the prior year. Cost of services expressed as a percentage of service revenue improved to 76% from 77% when compared to the same period in the prior year. The year-over-year decrease in cost of services while service revenue remained relatively flat was primarily due to increased efficiencies and cost reduction initiatives as discussed above.

Cost of Product Sales, excluding depreciation

Cost of product sales was $30.0 million for the three months ended September 30, 2025, a decrease of 4% year-over-year and an increase of 1% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 90% for the three months ended September 30, 2025, compared to 88% for the same period in the prior year and compared to 87% in the prior quarter. The year-over-year changes in cost of product sales as a percentage of product sales increased primarily due to higher absorption of fixed costs on a lower revenue base that is partially associated with increased tariff cost on certain imported

Return to Index

materials, along with a write-down of certain inventory of approximately $0.6 million in the three months ended September 30, 2025.

Sequentially, cost of product sales as a percentage of product sales increased due to higher absorption of fixed costs on a lower revenue base.

For the nine months ended September 30, 2025, cost of product sales was $86.2 million, a decrease of 4% compared to the same period in the prior year. Cost of product sales expressed as a percentage of product sales revenue was 90% for the nine months ended September 30, 2025, compared to 88% from the same period in the prior year. The increase in cost of product sales as a percentage of product sales revenue was due to higher absorption of fixed costs on a lower revenue base as discussed above, along with a write-down of certain inventory totaled $1.8 million in 2025, with no such write-down in the same period in the prior year.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations.

G&A expense for the three months ended September 30, 2025, was $10.7 million, which increased $2.0 million, compared to the same period in 2024. The year-over-year increase was primarily due to higher stock compensation expense recorded in 2025. In 2024, a portion of stock compensation expense that was previously recognized was reversed to align with the expectations of vesting levels for certain performance share awards.

G&A expense for the three months ended September 30, 2025, was comparable to the prior quarter and increased $0.2 million or less than 2%.

For the nine months ended September 30, 2025, G&A expense was $34.8 million which increased $4.1 million, compared to the nine months ended September 30, 2024. The year-over-year increase was primarily due to (1) a higher total stock compensation cost of $1.8 million; (2) a lower gain from mark-to-market adjustments on Company-owned life insurance policies of $1.3 million; and (3) increased license fees and implementation costs associated with a new global human capital management system.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2025, was $3.6 million, a decrease of 2% year-over-year and sequentially. Depreciation and amortization expense for the nine months ended September 30, 2025, was $11.0 million, a decrease of 3% year-over-year. The decrease in depreciation and amortization expense compared to the prior year periods and sequentially is primarily due to assets that had become fully depreciated.

Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Gain) loss on sale of assets	$(146)	$364	$(369)	$(390)
Results of non-consolidated subsidiaries	194	(108)	401	(207)
Foreign exchange (gain) loss, net	354	(239)	841	435
Rents and royalties	(8)	(882)	(24)	(1,683)
Return on pension assets and other pension costs	(312)	(314)	(893)	(891)
Assets write-down, loss on lease abandonment and other exit costs	—	—	707	1,809
Insurance recovery - business interruption and costs	(52)	(1,151)	(1,031)	(3,481)
Insurance recovery - property, plant and equipment	(5,253)	(2,074)	(6,830)	(2,074)
Severance and other charges	—	—	2,256	824
Other, net	(367)	(125)	(1,280)	(415)
Total other (income) expense, net	$(5,590)	$(4,529)	$(6,222)	$(6,073)

During the nine months ended September 30, 2025 and 2024, as a result of consolidating and exiting certain facilities in the U.S. and other international locations, we recognized a write-down of the associated leasehold improvements, right of use assets and other assets and incurred lease abandonment and other exit costs of $0.7 million and $1.8 million, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility and we have recorded insurance recovery associated with business interruptions, increase in cost of work, and loss on property and assets during the three and nine months ended September 30, 2025 and 2024. During the three months ended September 30, 2025, Core Lab reached final settlement with the insurance company and recorded a gain of approximately $5.3 million on the insurance recovery.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
British Pound	$(48)	$(64)	$(108)	$6
Canadian Dollar	43	(13)	(11)	60
Colombian Peso	(38)	44	(98)	13
Euro	(30)	201	772	266
Indonesian Rupiah	100	(332)	133	(107)
Russian Ruble	144	(4)	(189)	10
Swedish Krona	5	23	128	(7)
Other currencies, net	178	(94)	214	194
Foreign exchange (gain) loss, net	$354	$(239)	$841	$435

Interest Expense

Interest expense for the three months ended September 30, 2025, was $2.7 million and decreased $0.5 million or 15% year-over-year and 2% compared to the prior quarter. For the nine months ended September 30, 2025, interest expense decreased $1.8 million or 18%.

The year-over-year and sequential decreases are primarily due to lower variable interest rates and average borrowings on our bank revolving credit facility during the three and nine months ended September 30, 2025.

Return to Index

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $3.8 million and $7.4 million for the three and nine months ended September 30, 2025, respectively compared to income tax expense of $4.7 million and $10.0 million for the three and nine months ended September 30, 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was 20.5% and 22.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2024, was 28.1% and 28.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was primarily impacted by the earnings mix of jurisdictions subject to tax for the period and changes in uncertain tax position in certain jurisdictions which is discrete to the quarter. The tax rate for the three and nine months ended September 30, 2024 was impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter.

On July 4, 2025, the Act was enacted into law. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. We are evaluating the impact of these legislative changes as additional guidance becomes available, and uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax assets and liabilities, including our deferred tax assets and liabilities, and cash payments for tax.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

	Three Months Ended						Year-over-year	Sequential
	September 30, 2025		September 30, 2024		June 30, 2025		%Change	%Change
REVENUE:
Reservoir Description	$88,224	66%	$88,840	66%	$86,280	66%	(1)%	2%
Production Enhancement	46,297	34%	45,557	34%	43,879	34%	2%	6%
Consolidated	$134,521	100%	$134,397	100%	$130,159	100%	0%	3%
OPERATING INCOME:
Reservoir Description *	$16,574	19%	$16,487	19%	$12,203	14%	1%	36%
Production Enhancement *	4,379	9%	3,232	7%	3,148	7%	35%	39%
Corporate and Other (1)	(25)	0%	84	0%	(60)	0%	NM	NM
Consolidated	$20,928	16%	$19,803	15%	$15,291	12%	6%	37%

* Percentage, which represents operating margins, is based on operating income divided by applicable revenue rather than total revenue.
"NM" means not meaningful
(1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

	Nine Months Ended September 30,				Year-over-year
	2025		2024		% Change
REVENUE:
Reservoir Description	$255,401	66%	$259,353	66%	(2)%
Production Enhancement	132,864	34%	135,258	34%	(2)%
Consolidated	$388,265	100%	$394,611	100%	(2)%
OPERATING INCOME (LOSS):
Reservoir Description *	$31,116	12%	$34,823	13%	(11)%
Production Enhancement *	9,030	7%	9,209	7%	(2)%
Corporate and Other (1)	490	0%	350	0%	NM
Consolidated	$40,636	10%	$44,382	11%	(8)%

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

Revenue from the Reservoir Description operating segment of $88.2 million for the three months ended September 30, 2025 decreased 1% year-over-year and increased 2% sequentially. Revenue in 2025 has been negatively impacted by the decrease in the success rate for international offshore exploration and appraisal wells, which reached a 20-year low for the six-month period ending March 31, 2025. The decrease in international offshore commercial success rates has resulted in the cancellation of several reservoir rock and fluid analysis projects that were originally planned for late 2024 and 2025. The slight decrease in year-over-year revenue was primarily due to lower revenue in reservoir rock and fluid analysis projects in the U.S. but was substantially offset by higher revenue from international projects and crude-assay services. Sequentially, the increase in revenue was primarily due to higher revenue in laboratory crude-assay services.

Revenue from the Reservoir Description operating segment of $255.4 million for the nine months ended September 30, 2025 decreased 2% from the same period in the prior year. The decreased revenue in 2025 is primarily due to lower revenue in reservoir rock and fluid analysis in the U.S., as discussed above. The decrease is partially offset by higher revenue in international laboratory crude-assay services and higher laboratory instrument sales in 2025.

Operating income of $16.6 million for the three months ended September 30, 2025, was relatively flat year-over-year and increased $4.4 million sequentially. Operating margins were 19% for the three months ended September 30, 2025, comparable for the same period in the prior year, and 14% sequentially. Year-over-year, the changes in operating income and operating margins was primarily attributable to gains on insurance recovery associated with the fire at the Aberdeen, U.K. facility of $5.3 million recorded in the three months ended September 30, 2025, compared to a $3.2 million gain in the same period in prior year. The additional gain on insurance recovery was substantially offset by a different mix of revenue with a higher level of laboratory instrument sales in 2025, which yield a lower margin.

Sequentially, the increase in operating income and operating margins was primarily due to 1) incremental revenue of $2.0 million in the three months ended September 30, 2025; and 2) insurance recovery associated with the fire at the Aberdeen, U.K. facility of $5.3 million recorded in the three months ended September 30, 2025, compared to a $2.6 million recorded in the prior quarter.

Operating income of $31.1 million for the nine months ended September 30, 2025, decreased $3.7 million from the same period in the prior year. Operating margins were 12% for the nine months ended September 30, 2025, compared to 13% for the same period in the prior year. The decrease in operating income and operating margins was primarily attributable to 1) a lower level of revenue in 2025; 2) a different mix of revenue with a higher level of laboratory instrument sales that yield lower margin compared to service revenue; and 3) a total charge of $2.7 million associated with employee severance, facility consolidation and asset write-down recorded in 2025 compared to $1.5 million recorded in the same period in prior year. The decrease in operating income and operating margins was partially offset by a higher insurance recovery associated with the fire at the Aberdeen, U.K. facility in the nine months ended September 30, 2025, compared to the same period in prior year.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities typically experience a seasonal decline at end of the year with activity levels increasing at the beginning of the year. Average rig count in the U.S. land market for the three months ended September 30, 2025, was down by 7% year-over-year and 6% sequentially. International rig count was down 6% year-over-year and relatively flat sequentially.

Return to Index

Revenue from the Production Enhancement operating segment of $46.3 million for the three months ended September 30, 2025, increased 2% year-over-year and 6% sequentially. Year-over-year, the increase was primarily driven by a strong growth in well completion diagnostic services in the U.S. and international markets. Sequentially, the increase was primarily driven by increased product sales in bulk shipment in the international markets, and continued growth in well completion diagnostic services for projects in the Gulf of Mexico.

Revenue from the Production Enhancement operating segment of $132.9 million for the nine months ended September 30, 2025, decreased 2% from the same period in the prior year. The decrease in revenue is primarily due to lower product sales in the U.S. land market in 2025, partially offset by higher revenue in well completion diagnostic services in the U.S. and international markets.

Operating income of $4.4 million for the three months ended September 30, 2025, increased $1.1 million year-over-year, and increased $1.2 million sequentially. Operating margins for the three months ended September 30, 2025, were 9%, compared to operating margins of 7% year-over-year and sequentially. Year-over-year, the increase in operating income and margins was primarily driven by a different mix of revenue with higher well completion diagnostic service revenue that yields a higher margin. Sequentially, the increase in operating income and margins was primarily driven by incremental revenue of $2.4 million in the three months ended September 30, 2025.

Operating income of $9.0 million for the nine months ended September 30, 2025, decreased $0.2 million compared to the same period in the prior year. Operating margins for the nine months ended September 30, 2025 of 7% were comparable to the same period of the prior year. The slight decrease in operating income and margins was primarily due to a higher absorption of fixed costs on lower product sales that is partially associated with increased tariff cost on certain imported materials, substantially offset by higher margin yield from well completion diagnostic service revenue as discussed above.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provide the primary source of funds to finance operating needs, capital expenditures, dividends and our share repurchase program. Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and the ability to issue additional equity and debt, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividends, share repurchase program and future acquisitions. The Company will continue to monitor and evaluate the availability of capital in the debt and equity markets.

We are a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2025, $22.2 million of our $25.6 million of cash was held by our foreign subsidiaries.

The Company maintains the quarterly dividend of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

Return to Index

	Nine Months Ended September 30,
	2025	2024	% Change
Cash flows provided by (used in):
Operating activities	$29,085	$35,773	(19)%
Investing activities	1,521	(2,835)	NM
Financing activities	(24,134)	(26,584)	(9)%
Net change in cash and cash equivalents	$6,472	$6,354	2%

Comparing the nine months ended September 30, 2025 to the same period in the prior year, cash flows provided by operating activities decreased to $29.1 million in 2025 compared to $35.8 million in 2024. Net income for the nine months ended September 30, 2025 includes gain on insurance proceeds associated with assets of $6.8 million compared to $2.1 million in the same period in the prior year. Additionally, cash from operating activities was impacted by a decrease in working capital in 2025 compared to the same period in the prior year.

Cash flows provided by investing activities for the nine months ended September 30, 2025 of $1.5 million include proceeds on the sale of assets of $2.4 million, proceeds from insurance recovery associated with the fire incident at the Aberdeen, U.K. facility of $10.0 million, and proceeds on company owned life insurance policies of $0.8 million, offset by total capital expenditures of $10.9 million and a business acquisition, net of cash acquired of $0.6 million. Cash flows used in investing activities for the nine months ended September 30, 2024 of $2.8 million include the funding of $8.6 million for capital expenditures, partially offset by $2.1 million of proceeds from insurance recovery associated with the 2024 fire incident, $0.9 million of proceeds from the sale of assets and $2.8 million of net proceeds received from company owned life insurance policies.

Cash flows used in financing activities for the nine months ended September 30, 2025 of $24.1 million include an $11.0 million net reduction in long-term debt, $1.7 million of debt issuance costs associated with the renewal of our credit facility, $1.4 million for quarterly dividends, and $9.8 million used to repurchase the Company’s common stock. Cash flows used in financing activities for the nine months ended September 30, 2024 of $26.6 million include a $24.0 million net reduction in long-term debt, $1.4 million for quarterly dividends, $0.4 million used to repurchase the Company’s common stock and $0.8 million in costs associated with equity transactions.

During the nine months ended September 30, 2025, we repurchased 831,478 shares of our common stock for $9.8 million, including rights to 16,915 shares of our common stock to satisfy personal tax liabilities of participants in our stock-based compensation plan for an aggregate purchase price of $211 thousand.

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

Return to Index

	Nine Months Ended September 30,
	2025	2024	% Change
Free cash flow calculation:
Net cash provided by operating activities	$29,085	$35,773	(19)%
Less: Cash paid for capital expenditures - operations	(8,265)	(8,647)	(4)%
Free cash flow	$20,820	$27,126	(23)%

Free cash flow for the nine months ended September 30, 2025, decreased $6.3 million from $27.1 million for the same period in 2024. The net cash provided by operating activities of $29.1 million during the nine months ended September 30, 2025, decreased $6.7 million primarily due to the factors as discussed in the cash flow from operating activities above. Capital expenditures-operations, which exclude capital expenditures of $2.7 million associated with the Aberdeen, U.K. fire incident and are covered by insurance, decreased slightly by $0.4 million during the nine months ended September 30, 2025 compared to the same period in the prior year.

Credit Facility, Senior Notes and Available Future Liquidity

We, along with CLIH, have a secured the Credit Facility for an aggregate borrowing commitment of $150.0 million with a $50.0 million “accordion” feature. As of September 30, 2025, the Credit Facility has an available borrowing capacity of approximately $131.9 million.

See Note 7 – Long-term debt, net of the Notes to the Interim Consolidated Financial Statements, for additional information regarding the Credit Facility.

Additionally, we along with CLIH as issuer, have senior notes outstanding that were issued through private placement transactions.

These debt instruments are summarized in the following table (in thousands):

	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Credit Facility			$7,000	$18,000
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			117,000	128,000
Less: Debt issuance costs			(2,897)	(1,889)
Long-term debt, net			$114,103	$126,111

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

In accordance with the terms of the Credit Facility, our leverage ratio is 1.10, and our interest coverage ratio is 7.86, each for the period ended September 30, 2025. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of September 30, 2025. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes. See Note 7 - Long-term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Credit Facility and the Senior Notes.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock, par value $0.01, that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
July 1-31, 2025	172,070	$11.45	—	—
August 1-31, 2025	275,030	$10.38	—	—
September 1-30, 2025	15,148	$12.16	—	—
Total	462,248	$10.84	—

(1)
During the three months ended September 30, 2025, 4,461 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award. Additionally, we purchased 457,787 shares in the open market. Repurchases of common stock are at the discretion of the board of directors and management.

Return to Index

(2)
The Company does not have a formal share repurchase program; however, it does from time to time undertake share repurchases in the open market at the discretion of Company management and with prior authorization from the Board of Directors.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.1	-	Core Laboratories Inc. Nonqualified Deferred Compensation Plan for Board of Directors	Filed herewith
10.2	-

Ninth Amended and Restated Credit Agreement, dated July 22, 2025, by and among, Core Laboratories Inc. and Core Laboratories (U.S.) Interests Holdings, Inc., as borrowers, Bank of America, N.A., as administrative agent and the other lenders party hereto

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

CORE LABORATORIES INC.

Date:	October 23, 2025	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index