Form 10-K
period 2025-12-31
Core Laboratories Inc. /DE/
filed 2026-03-23
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

As of June 30, 2025, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $498,908,425.

As of February 28, 2026, the number of shares of common stock of the registrant outstanding was 46,050,433.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CORE LABORATORIES INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

PART I

ITEM 1. BUSINESS

General

Core Laboratories Inc. is a Delaware corporation. We were established in 1936 and are one of the world’s leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry, primarily through client relationships with many of the world’s major, national and independent oil companies. These services and products can enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from their new and existing fields. We make measurements on reservoir rocks, reservoir fluids (crude oil, natural gas and water) and their derived products. In addition, we assist clients in evaluating subsurface targets associated with Carbon Capture and Sequestration (“CCS”) projects or initiatives. We have over 70 offices in more than 50 countries and have approximately 3,300 employees.

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which through a series of steps, resulted in the merger of Core Laboratories N.V., a holding company in the Netherlands, with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and subsequently the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. See Note 1 - Description of Business of the Notes to the Consolidated Financial Statements.

References to “Core Laboratories”, “Core Lab”, “the Company”, “we”, “our”, “us” and similar phrases are used throughout this Annual Report on Form 10-K (this “Form 10-K”) and relate collectively to Core Laboratories Inc. and its consolidated affiliates.

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

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. Disclosure relating to the operations and financial information of these operating segments is included in Note 20 - Segment Reporting and Other Disaggregated Information of the Notes to the Consolidated Financial Statements.

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

We offer our services worldwide through a global network of offices. Services accounted for 76%, 74% and 73% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales accounted for 24%, 26% and 27% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The combined use of both the reservoir rock and fluid data are invaluable inputs for clients in determining the economic viability of hydrocarbon deposits and in identifying the most efficient methods to optimize the recovery, processing and refinement of these hydrocarbons. Early evaluations and key decisions about well performance and viability are important for optimizing a reservoir. This is accomplished by using proprietary and patented laboratory methods, including both traditional physical measurements and more recently introduced new technologies, such as Core Lab’s Non-Invasive Technologies for Reservoir OptimizationSM (“NITROSM”) services. NITROSM services include: Dual Energy Computed Tomography, Micro Computed Tomography, high and low frequency nuclear magnetic resonance, high-resolution gamma logging and continuous high energy x-ray fluorescence, along with pressure-volume-temperature, compositional analysis, and other Core Lab proprietary technologies.

Core Lab conducts a wide variety of physical laboratory tests to measure and evaluate fluid flow through the rock, often at in-situ reservoir temperatures and pressures. These are most commonly applied to conventional reservoirs. We have also developed unique analytical processes to understand the flow characteristics and saturation profiles of unconventional reservoir systems.

Core Lab has been at the forefront of digital transformation technologies for more than two decades. Core Lab’s extensive, proprietary databases and analog technologies, coupled with artificial intelligence (“AI”) and machine learning, help our clients improve efficiencies and lower operating costs throughout the upstream value chain. The analysis and integration of these critical datasets is enhanced because of Core Lab’s proprietary RAPIDTM database. Core Lab’s Digital Innovation Group works collaboratively with multiple international and national oil companies on projects that utilize Core Lab’s proprietary digital technologies and services. Core Lab’s proprietary Advanced Rock Typing technology combines Core Lab’s vast, comprehensive database of physical measurements and World Wide Rock Catalog™ with its proprietary image acquisition technology and innovative AI image recognition. Core Lab’s proprietary World Wide Rock Catalog™ provides a database and analog reference set for predicting properties when physical measurements are unavailable. These technologies provide clients with analog datasets in situations where the acquisition of new conventional core may not be possible or where only wellbore drill cuttings are available. High-resolution images of wellbore cuttings and sidewall cores are quickly and efficiently matched with analogs from Core Lab’s proprietary database of samples from around the world. Physically measured data sets from the matching analogs are delivered to our clients in time to make appraisal and development decisions.

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

While recognizing the need to optimize the full value chain of our clients, from producing well to retail sales of hydrocarbon products, a state-of-the-art information technology (“IT”) platform, CONNECT: was launched to efficiently acquire and optimize workflows of field data, laboratory results, and other observations relevant to our client base. The system is designed for single data entry, and that data can be used for further analysis and, more importantly, be shared with our clients by process flow dashboards with key performance indicators. The system can also share real-time data on mobile devices, enabling our clients to make quick decisions.

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

Additionally, Core Lab’s Production Enhancement operating segment offers services to assist clients in determining the best energetic solutions for a specific rock type, to maximize productivity of an operator’s reservoir through our Reservoir Optimized Completions Lab (“ROC Lab™”). The ROC Lab™ features an industry-leading, Ultra High Pressure/High Temperature perforation test vessel. The test vessel is paired with a proprietary flow system that uses highly specialized, internally developed and manufactured pumps and flow controllers. Combined, these technologies create a proprietary flow loop capable of dynamically displacing oil, brine and gas through rock samples that have been perforated with preselected energetics. Core Lab leverages its multi-decade expertise in conducting multi-phase fluid flow tests through porous medium to optimize this technological investment.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for 66%, 66% and 65% of our revenue during the years ended December 31, 2025, 2024 and 2023, respectively. We attribute service revenue to the country in which the service was performed rather than where the reservoir or project is located, while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of service revenue performed and recorded in the U.S. that are sourced from projects on non-U.S. oilfields.

The following graphs and table summarize our reported revenue by geographic region for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	United States	Europe/Africa/ Middle East	Asia Pacific	Canada	Former Soviet Union	Latin/ South America	Consolidated
2025	$175,327	$227,279	$37,310	$27,464	$32,095	$27,045	$526,520
2024	$178,895	$220,360	$37,796	$28,637	$26,723	$31,437	$523,848
2023	$178,549	$213,339	$32,770	$26,898	$26,118	$32,116	$509,790

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

Climate Related Initiatives

Core Lab’s ninety-plus years of expertise evaluating both subsurface geology and fluid flow through natural, porous media and our reputation for reliable and efficient reservoir optimization services provides us with opportunities to play a positive role in supporting emerging energy transition initiatives.

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

Our operational footprint is primarily from our office buildings and laboratories and their related electricity consumption (Scope 2 emission) and use of natural gas and diesel for heating, backup generation and refrigeration processes (Scope 1 emission). In our efforts to reduce GHG emissions, we choose alternative sources of electricity, such as renewable sources or low-carbon emission natural gas when there are options available and feasible. We also consume fuel to operate field vehicles (Scope 1 emission); however, this is primarily limited to our staff working in the field and is not a significant emission component of our total operations. Most of the value chain emissions (Scope 3 emissions) occurring upstream from our operations including those associated with employee commuting, purchased goods, services and downstream emissions include transportation and distribution of our services and products.

See Item 1A. Risk Factors, “Risk factors associated with health, safety and the environment” for further discussion on environmental matters.

Occupational Safety and Health Regulations

Our operations in the United States and foreign countries are subject to stringent occupational safety and health laws and regulations, which are intended to protect worker health and safety, including the federal Occupational Safety and Health Act, which establishes requirements to protect the health and safety of workers. The U.S. Occupational Safety and Health Administration hazard communication standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities and citizens. The federal Bureau of Alcohol, Tobacco, Firearms and Explosives establishes requirements for the safe use and storage of explosives. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with these laws and regulations. Foreign countries in which we conduct operations may also have analogous controls that regulate our worker safety-related activities, which controls may impose additional, or more stringent requirements.

As discussed above, our processes involve the handling and use of numerous chemicals and gases as well as the generation of waste which could cause harm to our employees. Such work is performed in an industrial or laboratory setting, or at our clients’ worksite, which would also require travel. These types of conditions are susceptible to workplace accidents.

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

Reliance on the Oil and Gas Industry

Our business and operations are substantially dependent upon the condition of the global oil and gas industry. Future downturns in the oil and gas industry, or in the oilfield services business as well as the adoption and implementation of legislation, executive orders, and other regulatory initiatives that seek to combat climate change by restricting fossil fuel activities, limiting GHG emissions, certain methods of extraction of oil and gas, or the locations in which such activities may be conducted, may have a material adverse effect on our financial position, results of operations or cash flows. This risk factor is perhaps amplified in an uncertain and shifting political environment.

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

Human Capital

Core Lab is primarily a service provider in the oilfield services industry. The Company’s workforce includes employees who are highly skilled professionals, including engineers and geologists, and other technical personnel, in addition to administrative employees. As of December 31, 2025, the Company had approximately 3,300 employees, approximately 10% of which was represented under collective bargaining agreements.

Core Lab’s Core Values: (1) Safety Awareness, (2) Honesty & Integrity, (3) Customer Focus, (4) Building Trust and (5) Employee Development, define the Company and are the framework that unite employees on the path toward achieving the Company’s goals and propelling Core Lab forward. These values represent and establish the foundation by which employees treat each other and conduct business. By embedding the Core Values into the Company’s operating strategies, Core Lab ensures its culture and mission also drive its sustainability efforts. Core Lab keeps employees informed of major business developments through CoreConnect, a communication initiative to drive connection and engagement between employees and executive leadership, and through contact by extended leadership teams, periodic emails, quarterly newsletters, quarterly reports, and annual events.

The actions Core Lab takes surrounding employees are geared toward building a strong, sustainable workforce that drives the Company toward long-lasting success. Core Lab achieves this through Building Our Bench, its employee-focused framework that outlines the Company’s approach to workforce management and employee engagement. Core Lab’s total rewards approach is aligned to its business strategy and country-specific market influences. The Company offers competitive compensation and benefit programs in each country where it operates. Core Lab’s approach not only encompasses competitive compensation and benefits, but also personal and professional growth opportunities within a global performance culture.

Core Lab develops its employees through performance management and talent assessment processes, competency-based development plans and training both in leadership and functional areas. Core Lab’s annual performance management cycle is an ongoing process that enables managers and employees to collaborate throughout the year to set performance goals and development objectives that align to business objectives. These processes are designed to help employees understand where they add value to the organization, provide focus on and discussion around career aspirations, and reward employees for high performance.

Core Lab aspires to create an inclusive work culture where differences are valued and recognizes the unique perspectives and thoughts employees bring to the work environment which stimulates innovation and generates out-of-the-box solutions that benefit our Company, clients and industry. Core Lab promotes a culture-centric focus on the health and safety of its employees and the environment with a proactive approach towards identifying and managing risks through recognition, evaluation, and education. Employees are empowered by a sense of responsibility for managing their own work environment through open communication, and a management-supported “zero accident” culture.

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

ITEM 1A. RISK FACTORS

Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All of our forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. All known material risks and uncertainties are discussed below.

Risk factors associated with the industry in which we operate

Any cost reduction initiatives that Core Lab undertakes may not deliver the results it expects, and these actions may adversely affect its business.

As business conditions change, the Company may need to implement cost-cutting measures that may adversely affect its business. These cost-cutting measures may include reductions in various expenses, including the quarterly dividend, base salaries of senior executives and employees, and annual capital expenditures, as well as implementation of temporary employee furloughs, workforce reductions, and other measures to reduce corporate and operating costs.

These cost-cutting initiatives could result in disruptions to Core Lab’s operations. Any such measures could also negatively impact Core Lab’s business by delaying the introduction of new products or technologies, interrupting the effective deployment of existing products and services, or impacting employee retention. In addition, there can be no assurance that these cost controls will closely correlate with reduced operating activity. If Core Lab’s operating costs are higher than expected, or if it does not maintain adequate control of its costs, Core Lab’s results of operations will suffer. If Core Lab is unable to mitigate these or other potential risks related to its initiatives, it may disrupt Core Lab’s business or could have a material adverse effect on its financial condition and results of operations.

Downturns in the oil and gas industry, or in the oilfield services business, or lower success rates of our clients’ exploration and drilling efforts, may have a material adverse effect on our financial condition or results of operations.

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
▪
the success of our clients’ exploration and drilling efforts;
▪
financial condition of our client base and their ability to fund capital expenditures;
▪
coordination by OPEC+ countries;
▪
civil unrest or political uncertainty in oil producing or consuming countries and other geopolitical conflict, including commencement of a major military conflict between the United States, Israel and Iran in February 2026, the continuing conflict between Russia and Ukraine, and political uncertainty in Venezuela;
▪
level of consumption of oil, gas and petrochemicals by consumers;
▪
availability of services and materials for our clients to grow their capital expenditures and to deliver product to market; and
▪
availability of materials and equipment from key suppliers.

The oil and gas industry historically has experienced periodic downturns, which have been characterized by diminished demand for our oilfield services and products and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our operating results.

Drilling for oil and gas is subject to geologic risk, and exploration and appraisal wells are particularly exposed. In some instances, an operator’s drilling efforts may yield no recoverable hydrocarbons, known as a “dry hole”. Even when oil and gas is recoverable within a reservoir, the size of a discovery may make further drilling uneconomic. A higher incidence of dry holes or uneconomic wells could result in reduced demand for our products and services as operators abandon or substantially scale back their drilling and development programs.

Conditions in the Middle East, including current uncertainty and instability resulting from the conflict between the United States, Israel and Iran, as well as other regional hostilities could adversely affect our business.

The Company owns and operates laboratories throughout the Middle East, including an Advanced Technology Center in Abu Dhabi, reservoir rocks and fluids laboratories in Doha, Dammam and Kuwait City, and crude oil and derived products testing laboratories in Kuwait, Saudi Arabia, Bahrain, the United Arab Emirates and elsewhere in the region. Accordingly, political, economic and military conditions in the Middle East and the surrounding region directly affect our business and could materially and adversely affect our business, operations, or personnel.

On February 28, 2026 the United States and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against United States and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Annual Report, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict. The situation has led to the closure of regional airspace and retaliatory strikes impacting multiple nations in the Middle East where Core Lab operates, including Saudi Arabia, Kuwait, the United Arab Emirates and Qatar.

The conflict has resulted in, and could continue to result in, supply disruptions, damage to energy infrastructure, increased shipping and insurance costs, delays or rerouting of crude oil and refined products cargos, heightened security risks, and increased volatility in commodity prices, all of which could affect our customers and our ability to do business with them. For example, since the conflict began, Iran has targeted and launched numerous attacks on critical infrastructure in the region, including refining facilities, maritime ports and international commercial marine vessels, resulting in many vessel operators and charterers re-routing to avoid the Persian Gulf, the Strait of Hormuz and adjacent regional waters, worsening existing supply chain issues, including delays in supplier deliveries, extended lead times and increased cost of freight, and impacts to the shipment of crude oil and refined products.

The intensity and duration of this conflict are difficult to predict. The conflict is rapidly evolving and it is not possible to predict its long-term consequences on the Company or its clients. Any escalation and expansion of this conflict could have a negative impact on both global and regional conditions and may adversely affect our business, financial condition and results of operations.

Changes in macro-economic factors impacting the oil and gas industry may negatively affect our ability to accurately predict client demand, which could cause us to hold excess or obsolete inventory and experience a reduction in gross margins and financial results.

We cannot accurately predict which or what level of our services and products our clients will need in the future. Orders are placed with our suppliers based on forecasts of client demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts for client demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers require a longer lead time to provide products than our clients’ demand for delivery of our finished products. If we overestimate client demand, we may allocate resources to the purchase of materials or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. Conversely, if we underestimate client demand or if insufficient manufacturing capacity is available, we could miss revenue opportunities and potentially lose market share and damage our client relationships. In addition, any future significant cancellations or deferrals of service contracts or product orders could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

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

We conduct our business in over 50 countries. Our operations, and those of our clients, are subject to the various laws, regulations and other legal requirements of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

▪
global economic conditions;
▪
political actions and requirements of national governments, including trade restrictions, embargoes, seizure, detention, nationalization and expropriation of assets;
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

Historically, economic downturns and political events have resulted in lower demand for our services and products in certain markets. The continuing instability in North Africa, South America and Ukraine, escalation of military conflict in the Middle East, and the potential for activity from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. The global economy is highly influenced by public confidence in the geopolitical environment, and the situations in the affected countries and regions, as mentioned above, continue to be highly fluid; therefore, we expect to experience heightened international risks.

From time to time, certain geopolitical conflicts may lead to imposition of economic sanctions and associated export controls applicable to our operations. These sanctions and/or export controls may be imposed against certain countries, companies and individuals and they may restrict or prohibit transactions involving the countries, companies and individuals identified, which may further restrict or prohibit us from providing good or services and/or maintaining operations in the affected jurisdictions.

Our operations may be adversely affected by sanctions, export controls, and similar measures targeting Russia and other countries and territories as well as other responses to Russia’s military conflict in Ukraine.

The ongoing geopolitical conflict between Russia and Ukraine has resulted in the U.S. government, European Union, the United Kingdom and other countries imposing broad-ranging economic sanctions and export control measures against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

•
a prohibition on doing business with certain Russian companies, large financial institutions, government officials and oligarchs;
•
a prohibition on commercial activities in the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic;
•
a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally;
•
a ban on imports of Russian crude oil, certain refined petroleum products, and liquefied propane gas originating in or exported from Russia to the European Union, subject to limited exceptions;
•
a ban on imports of Russian crude oil, liquefied natural gas and coal to the United States;
•
a ban on new investment in the Russian energy sector;
•
a prohibition on exporting, selling, or supplying certain categories of services, including engineering-related services, petroleum services and analytical testing services, to persons located in Russia; and
•
enhanced export controls and trade sanctions targeting Russia’s importation of certain goods and technology, including restrictive measures on the export and re-export of dual-use goods, stricter licensing policy with respect to issuing export licenses, and increased use of “end-use” controls to block or impose licensing requirements on exports.

Due to the international scope of our operations, the Company is subject to various laws and regulations including regulations issued by the U.S. Department of Treasury, the U.S. Department of State, the Bureau of Industry and Security and Office of Foreign Asset Control, as well as equivalent economic sanctions and trade embargo laws of other relevant jurisdictions in which we operate, including the United Kingdom and the European Union. The laws and regulations of these different jurisdictions vary in their application and do not in all instances apply to the same covered persons or prohibit the same activities in every jurisdiction. In addition, the sanctions and embargo laws and regulations for each jurisdiction may be amended to increase or reduce the restrictions they impose and may modify restricted parties lists to add or remove designated individuals or entities. Moreover, the sanctions laws may impose a full blocking or country-wide prohibition or may consist of a more targeted and specific transaction ban or sectoral sanction. Most sanctions regimes also provide that entities majority-owned or controlled by the persons or entities designated on such lists are subject to the same sanctions.

Since the Russia-Ukraine conflict began in February 2022, there have been several sanctions packages imposed by the U.S., the U.K., and the E.U. that impact the Company. The sanctions are complex, numerous and nuanced, requiring close review and assessment as they pertain to our business. Sanctions programs are subject to rapid change, sometimes with immediate effect, and it is possible that new sanctions programs could be established by these and other jurisdictions without warning. The extent of current sanctions measures, not all of which are fully aligned across jurisdictions, further increases operational complexity for our business and increases the risk of making errors in managing day-to-day business activities within the rapidly evolving sanctions environment.

The U.S., U.K., and E.U. continue to adopt new sanctions and enhance existing sanctions programs associated with the Russia-Ukraine conflict. Additional countries or territories, as well as additional persons or entities within or affiliated with those countries or territories, have, and in the future could, become the target of sanctions. Frequent changes in these programs require us to be diligent in ensuring our compliance with sanctions laws. We actively monitor regulatory changes as they pertain to the goods and services we provide and their impact on our business, including our business partners and customers, including through dynamic screening of our business partners globally against restricted parties lists.

Further, the U.S., U.K. and E.U. have increased their focus on sanctions enforcement with respect to the energy sector. Our current or future business partners may be affiliated with persons or entities that are or may in the future become the subject of sanctions or trade embargoes imposed by the U.S., U.K., E.U., and/or other international bodies. If we determine that certain sanctions require us to terminate existing or future contracts to which we, or our subsidiaries, are party, or if we are found to be in violation of applicable sanctions, our results of operations may be adversely affected and/or we may suffer reputational harm.

Although we have policies, procedures and internal controls in place designed to ensure compliance with sanctions laws and regulations, it is possible that an employee, contractor, agent or other intermediary could fail to comply with such policies, applicable laws and regulations, and we could be held responsible. In addition, regulators have discretion to interpret complex sanctions and may interpret certain sanctions programs and their application to our business differently than we do. Notwithstanding our compliance safeguards, there can be no assurance that we will not be found to have been in violation, particularly as the sanctions and embargo laws and regulations are amended, the lack of clarity or guidance as to the scope of certain laws and regulations, and the possibility of discretionary legal interpretations by regulators that may change over time.

Sanctions and trade embargo laws and regulations are generally subject to a strict liability standard. A party need not know it is violating sanctions and need not intend to violate sanctions to be held liable. We could be subject to significant monetary fines and other civil and/or criminal penalties for violating applicable sanctions or embargo laws even in circumstances where our conduct is consistent with our sanctions-related policies or where our conduct is inadvertent. Such violations could also limit our ability to conduct business, damage our reputation and/or subject us to increased regulatory scrutiny, any of which could result in a material adverse effect on our financial condition and results of operations.

As the conflict in Ukraine continues and these sanctions may change and be expanded, it could further hinder the Company’s ability to do business in Russia or with certain Russian entities and/or our ability to repatriate cash, which could have an adverse impact on the Company’s financial condition and results of operations. Furthermore, in retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and imposed other economic and financial restrictions.

We have not experienced any material interruptions in our infrastructure, supplies or networks needed to support our operations in Russia or Ukraine. Should future sanctions require us to cease or wind down our Russian operations, our assets located there may be impacted and could become subject to impairment. As of December 31, 2025, the Company’s fixed assets and total assets in Russia were $4.6 million and $16.8 million, respectively. Total assets located in Russia represent approximately 2.8% of the Company’s total assets. Additionally, the Company leases its operating facilities in Russia, and as of December 31, 2025, the contractual obligation to exit these leased facilities is approximately $0.8 million. For the year ended December 31, 2025, revenue attributable to our operations in Russia was $26.2 million, representing approximately 5.0% of the Company’s total revenue. If we discontinue our operations in Russia as a result of expanded sanctions, we could incur employee severance and other associated exit costs of approximately $2.5 million, as required under local laws.

During the year ended December 31, 2025, revenue attributable to the Company’s Ukraine operations and assets located in Ukraine, were immaterial to the Company’s total revenue and total assets.

We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict and any resulting government responses, are fluid and beyond our control. The effect on our operations, financial results and cash flows will depend on various factors, including the extent and duration of the conflict, its effects on regional and global economic and geopolitical conditions, and the effect of more expansive or stringent laws, sanctions or trade controls, whether adopted by Western nations or the Russian Federation, on our business, the global economy and global supply chains.

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

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. Our input costs for raw materials and other goods, such as steel, electronic components, chemical reagents and laboratory equipment, may be adversely affected by tariffs imposed by the U.S. government on products imported into the United States. Additionally, we sell our products internationally and our product sales may be subject to any retaliatory measures by other countries. Any imposition of or increase in tariffs on the goods we purchase or the products we sell could increase our costs and the price of our products and services. To the extent we are unable to pass all or a portion of these cost increases on to our customers, such cost increases could adversely affect our results of operations.

Additional tariffs, further trade restrictions and retaliatory trade measures could disrupt our supply chain and logistics, restrict or limit the availability of goods or supplies, may cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, and inflationary pressures on raw materials. Any potential impact will depend on future developments with respect to trade policy and the results of trade negotiations, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business, results of operations and financial condition.

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

The market for our services and products is characterized by changing technology and product introduction. As a result, our success is dependent upon our ability to develop or acquire new services and products on a cost-effective basis and to introduce them into the marketplace in a timely manner. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new products and services and to accommodate our customer’s preferences along with the rapid pace of technological advancement, including artificial intelligence and machine learning.

Generative artificial intelligence (“genAI”) technologies are becoming increasingly available. As genAI technologies continue to improve, we may not be able to replicate or compete with potential applications relevant to our business, including, for example, enhanced computer modeling of reservoir rock and fluid properties, which could displace some of our current products or services. While we intend to continue committing substantial financial resources and effort to the development or acquisition of new services and products, including those embodying genAI technologies, we may not be able to successfully differentiate our services and products from those of our competitors. Our clients may not consider our proposed services and products to be of value to them; or if the proposed services and products are of a competitive nature, our clients may not view them as superior to our competitors’ services and products. In addition, we may not be able to adapt to evolving markets and technologies, develop or acquire new services or products, or achieve and maintain a competitive market advantage.

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

The frequency and magnitude of cybersecurity attacks is increasing, and threat actors have become more sophisticated. Cybersecurity attacks are similarly evolving and include without limitation use of malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. We may be unable to anticipate, detect or prevent future attacks, particularly as the vectors used by threat actors change frequently or are not readily identifiable until deployed. We may also be unable to investigate or remediate cybersecurity incidents as threat actors are increasingly using techniques designed to circumvent controls, avoid detection, and delete or obfuscate forensic evidence.

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

Compliance with environmental legal requirements in the United States at the federal, state or local levels may require acquiring permits to conduct regulated activities, incurring capital expenditures to limit or prevent emissions, discharges and any unauthorized releases, and complying with stringent practices to handle, recycle and dispose of certain wastes. These laws and regulations could require us to acquire permits or other authorizations to conduct regulated activities, install and maintain costly equipment and pollution control technologies, impose specific safety and health standards addressing work protection, or to incur costs or liabilities to mitigate or remediate pollution conditions caused by our operations or attributable to former owners or operators. Certain of these laws and regulations may impose liability on a joint and several and strict liability basis requiring the remediation of historical contamination not directly associated with our operations as well as more recent releases. Failure to comply with applicable laws and regulations could result in the assessment of monetary fines and other civil and/or criminal penalties, the imposition of remedial or corrective action obligations, the occurrence of delays or cancellations in permitting or development of projects, or the suspension or cessation of some or all of our operations.

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

Environmental laws and regulations could limit our clients’ exploration and production activities. For example, hydraulic fracturing continues to attract considerable public and governmental attention, both in the United States and in foreign countries, resulting in various controls applied to fracturing activities or locations where such activities may be performed. Although we do not directly engage in drilling or hydraulic fracturing activities, we provide products and services to operators in the oil and gas industry. For example, certain states have adopted, or are considering adopting, legal requirements that could impose more stringent disclosure, permitting and/or well construction requirements on hydraulic fracturing operations, and local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of hydraulic fracturing activities.

U.S., foreign federal, regional, state or local governmental actions aimed at species conservation, preventing hydraulic fracturing activities, or otherwise limiting oil and gas operations or production in certain locations, could indirectly cause us to incur additional costs, cause our or our oil and natural gas exploration and production customers’ operations to become subject to operating restrictions or bans, result in new difficulties obtaining permits or other authorizations, and limit future development activity in affected areas. To the extent any such existing or future legal requirements result in increased costs or restrictions or cancellation in the operation of our clients, such developments could reduce demand for our products and services and have an indirect material adverse effect on our business.

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

Our clients in the oil and gas industry are also subject to many laws and regulations relating to environmental and natural resource protection in the United States and in foreign countries where we operate, and many are required to obtain permits and other authorizations for their operations. In particular, we, our third-party vendors that supply us with goods and services in support of our business, and our clients are subject to governmental, and public, political and scientific attention focus on risks associated with the threat of climate change arising from the emission of GHG. Various governments have adopted or are considering adopting legislation, regulations or other regulatory initiatives, including the Paris Agreement, the Europe Climate Law, that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions at national or local levels in jurisdictions where our clients operate. Compliance with existing, or any new or amended legal requirements that are placed into effect and applicable in areas where we or our clients conduct operations, could result in our or our clients’ incurring significant additional expense and operating restrictions which could result in reduced demand for our products and services.

New or amended legislation, executive actions, regulations or other regulatory initiatives that impose more stringent oil and gas sector requirements or fees on GHG emissions or restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of producing fossil fuels.

To the extent that climate change alters weather patterns, it can impact the demand for our customers’ products. Our operations and the operations of our customers are also susceptible to the physical effects of climate change, such as increased frequency or severity of storm systems, hurricanes, droughts, floods, extreme winter weather, or geologic/geophysical conditions. Such events may impact our operations directly and indirectly, and could also result in increased insurance costs.

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

Increasing attention to sustainability and corporate responsibility matters may impact our business.

Regulations associated with sustainability and corporate responsibility have been, and are, being implemented and we anticipate that these regulatory requirements will continue to expand in markets where we operate. As a result, numerous regulations have been made, and are likely to continue to be made, to monitor and limit emissions of GHGs or implement laws, policies or regulatory initiatives that may contribute to energy conservation measures, stimulate demand for alternative forms of energy or limit areas where fossil fuel production may occur, which may translate into reduced demand for our services.

Business operations may also subject us or our customers to state-mandated climate disclosures. For instance, the Climate-Related Financial Risk Act (“CRFRA”) in California requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-relate disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of at least $500 million. Reporting under this law was set to begin in 2026 and the ultimate impact of the law on our business is uncertain. In November 2025, the Ninth Circuit Court of Appeals granted an injunction pending appeal that stays enforcement of the CRFRA. A separate law, SB 253 directed the California Air Resources Board (“CARB”) to create rules relating to GHG reporting. CARB’s regulations require the reporting of Scope 1 and Scope 2 GHG emissions starting August 10, 2026, for companies that are “doing business in California” and have total annual revenue of at least $1 billion. Absent clarification or revisions to these laws, alongside the compliance, may result in increased costs and restrictions on access to capital.

Investor and societal expectations regarding voluntary corporate responsibility disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our services, reduced profits, increased risks of governmental investigations and private party litigation, and negative impacts on our stock price and access to capital markets. These pressures could have similar impacts on our customers, and therefore, indirectly impact our operations by decreasing demand for our services. Our managerial ESG Steering Team is the primary group for overseeing and managing our sustainability initiatives. Team members review the implementation and effectiveness of our sustainability programs and policies and report on these matters to the Board of Directors. While we have sought voluntary aspirational goals for GHG emission reductions from base year 2018, we note that even with our governance oversight in place, we may not be able to adequately identify or manage sustainability-related risks and opportunities, which may include failing to achieve sustainability-related aspirational goals. We have published voluntary disclosures regarding sustainability matters under an annual Sustainability Report and the Global Reporting Initiative, an international independent standards organization. From time to time, statements in those voluntary disclosures may be based on aspirational expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions may be prone to error or subject to misinterpretation given the lack of an established single approach to identifying, measuring and reporting on many sustainability matters.

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

The exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933 (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Our ability to maintain effective internal controls over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorization of management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal policies or procedures may deteriorate. Disclosure controls and procedures and internal control over financial reporting will not prevent every accounting error or every instance of fraud. Further, the design of disclosure controls and internal control over financial reporting are governed by resource constraints, and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in every control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. For example, if two individuals were able to circumvent our internal controls through collusion and commit fraud, the Company’s internal controls may not detect the fraud, which could potentially reach a material level if undetected.

Our ability to maintain effective internal controls over financial reporting also depends on the efforts, skills, and performance of our accounting and finance staff. The loss of key personnel or our inability to attract and retain qualified accounting personnel could adversely affect our ability to maintain effective internal controls and to prepare accurate financial statements in a timely manner.

The inability of the Company to maintain the effectiveness of our internal controls over financial reporting, including any failure to implement required new or improved controls, or any difficulty we encounter in their implementation, could result in a material weakness in the control environment. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to raise capital through the issuance of debt or equity, or our ability to obtain financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition, and the market value of our stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts, and others could be adversely affected.

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

We have established a permanent management position of Director of Cybersecurity and IT Governance that reports directly to the Chief Financial Officer. Our current Director of Cybersecurity and IT Governance, has an undergraduate degree in computer science and is a Certified Information Systems Security Professional. He possesses over 20 years of IT experience with more than 10 years in managerial positions and has been actively involved in IT security related projects, initiatives, audits and associated program management in the last ten years. As part of our cybersecurity incident response plan, we have established a dedicated incident response team to assess and manage risks arising from cybersecurity threats, consisting of our

Director of Cybersecurity and IT Governance and various members of senior management, including our Chief Financial Officer and General Counsel.

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

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 2.9 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.4 million square feet and own approximately 1.5 million square feet. We serve our worldwide clients through five Advanced Technology Centers (“ATCs”) that are located in Aberdeen, Scotland; Abu Dhabi, United Arab Emirates; Houston, Texas; Kuala Lumpur, Malaysia; and Rotterdam, The Netherlands. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, our more significant manufacturing facilities are located in Frépillon, France, which is included in our Reservoir Description operating segment, Godley, Texas, Red Deer, Alberta, Canada, and Pyle, Wales, which are included in our Production Enhancement operating segment. Our facilities are adequate for our current operations; however, expansion into new facilities or the replacement or modification of existing facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

See Note 12 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CLB”.

On February 27, 2026, the closing price, as quoted by the NYSE, was $17.59 per share and there were 46,050,433 shares of common stock issued and outstanding held by approximately 160 record holders. These amounts exclude shares held by us as treasury stock.

See Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for discussion of equity compensation plans.

Performance Graph

The following performance graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) 500 Index, the S&P 500 Oil & Gas Equipment & Service Index and the Philadelphia Oil Service Index (“OSX”) for the period beginning December 31, 2020 and ending December 31, 2025. Core Lab is now an established member of the OSX which includes a greater concentration of our most direct peers.

The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2020 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information is “furnished” and shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2025

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
October 1-31, 2025	25,281	$14.70	—	—
November 1-30, 2025	73,380	$14.97	—	—
December 1-31, 2025	264,546	$16.06	—	—
Total	363,207	$15.74	—

(1) During the three months ended December 31, 2025, we repurchased 154,040 shares in the open market. Additionally, 209,167 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(2) The Company does not have a publicly announced share repurchase program.

The repurchase of shares in the open market is at the discretion of our Board of Directors and management.

The Company does not have a publicly announced share repurchase program; however, it does from time to time undertake share repurchases in the open market at the discretion of Company management and with prior authorization from the Board of Directors. Through December 31, 2025, we have made discretionary purchases of 41,860,760 shares for an aggregate purchase price of approximately $1.7 billion, or an average price of $40.30 per share. At December 31, 2025, we held 871,489 shares in treasury.

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

On May 1, 2023, Core Laboratories N.V. completed its previously announced redomestication transaction (the “Redomestication Transaction”), which through a series of steps, resulted in the merger of Core Laboratories N.V., a holding company in the Netherlands, with and into Core Laboratories Luxembourg S.A., a public limited liability company incorporated under the laws of Luxembourg, with Core Laboratories Luxembourg S.A. surviving, and subsequently the migration of Core Laboratories Luxembourg S.A. out of Luxembourg and its domestication as Core Laboratories Inc., a Delaware corporation. See Note 1 - Description of Business of the Notes to the Consolidated Financial Statements.

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

The following table summarizes the annual average and year-end worldwide and U.S. rig counts for the years ended December 31, 2025, 2024 and 2023, as well as the annual average and year-end spot price of a barrel of West Texas Intermediate (“WTI”) crude, Europe Brent crude and a MMBtu of natural gas:

	2025	2024	2023
Average Baker Hughes Worldwide Rig Count (1)	1,819	1,948	1,814
Average Baker Hughes U.S. Rig Count (1)	562	599	689
Average Baker Hughes U.S. Land-based Rig Count (1)	547	580	670
Year-end Baker Hughes Worldwide Rig Count (2)	1,783	1,865	1,739
Year-end Baker Hughes U.S. Rig Count (2)	546	589	623
Year-end Baker Hughes U.S. Land-based Rig Count (2)	529	575	603
Average Crude Oil Price per Barrel WTI (3)	$65.39	$76.63	$77.58
Average Crude Oil Price per Barrel Brent (4)	$69.14	$80.52	$82.49
Average Natural Gas Price per MMBtu (5)	$3.52	$2.19	$2.52
Year-end Crude Oil Price per Barrel WTI (3)	$57.26	$72.44	$71.89
Year-end Crude Oil Price per Barrel Brent (4)	$61.35	$74.58	$77.69
Year-end Natural Gas Price per MMBtu (5)	$4.00	$3.40	$2.58
(1) Twelve-month average rig count as reported by Baker Hughes - Worldwide Rig Count.
(2) Year-end rig count as reported by Baker Hughes - Worldwide Rig Count.
(3) Average daily and year-end WTI crude spot price as reported by the U.S. Energy Information Administration ("EIA").
(4) Average daily and year-end Europe Brent crude spot price as reported by the EIA.
(5) Average daily and year-end Henry Hub natural gas spot price as reported by the EIA.

In general, activities associated with the exploration of oil and gas in the U.S. onshore market are more sensitive to changes in the crude-oil commodity prices, as opposed to larger international and offshore projects which take multiple years to plan and develop. These international and offshore projects, once announced and started, will continue through completion, despite changes in the current price of crude oil.

According to the latest reports from the EIA, the International Energy Agency (“IEA”) and the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”), global demand for crude oil and natural gas is expected to continue increasing beyond 2025. New tariffs announced by the U.S. during the year have triggered global trade negotiations and have raised the level of uncertainty for global economies. Additionally, OPEC+ affirmed their decision to proceed with a gradual return of 2.2 million barrels of daily production by removing the voluntary production restrictions established in 2023. OPEC+ also published an updated “compensation plan” which shows committed reductions in production for countries that produced volumes over their committed quotas since January 2024, which if complied with, should partially offset the scheduled increases to production quotas. In each announcement from OPEC+ regarding the production increases, they have also stated they will continue to hold monthly meetings to review market conditions, conformity, and compensation. The gradual increase in production from OPEC+ began in May 2025 with incremental increases in production expected through September 2026, which could create a surplus in supply and lead to lower commodity prices. On February 28, 2026 the United States and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against United States and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Annual Report, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict. The conflict has resulted in, and could continue to result in, supply disruptions, damage to energy infrastructure, increased shipping and insurance costs, delays or rerouting of crude oil and refined products cargos, heightened security risks, and increased volatility in commodity prices, all of which could affect our customers and our ability to do business with them.

The geopolitical conflict between Russia and Ukraine that began in February 2022, caused disruptions to traditional maritime supply chains associated with the movement of crude oil, initially reducing the level of crude oil sourced from Russia and being imported into various European ports. The disruptions to traditional maritime supply chains of crude oil and derived products, such as diesel fuel, and associated sanctions imposed on maritime exports of these products out of Russia caused significant volatility in both the prices and trading patterns of these products from the inception of the conflict through 2023 before stabilizing in 2024 and throughout 2025. Average crude-oil prices which were elevated at the inception of the conflict, have since moderated in 2023 and continued to stabilize in 2024. However, expanded sanctions were issued in January 2025, which caused temporary disruptions in supply, but did not have any meaningful or extended impact to commodity prices.

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

Information published recently by the EIA, shows that the inventory of wells drilled but uncompleted (a “DUC” well) in the U.S., was 5,798 as of December 31, 2024, and declined to 5,020, or a 13% reduction, at end of 2025. This data indicates that during the period of higher activity, operators were drilling wells but not completing them as the DUC inventory grew. As activity levels began to decline, operators began to drill fewer new wells and were completing some of the wells that had been previously drilled but not completed. As drilling and completion activity levels continued to decline from 2024 to 2025, the number of wells completed continued to outpace the number of new wells drilled during these periods.

In the U.S., the land-based average rig count decreased approximately 13% in 2024 from 2023 primarily due to a significant decline in natural gas prices. Additionally, efficiencies gained in drilling and completing wells allowed operators to complete their drilling programs ahead of their original schedule. In 2025, despite the overall U.S. land-based average rig count decrease of 6% from 2024 levels, activity in certain natural gas basins improved as the average natural gas prices increased by 61% in 2025 compared to average prices in 2024. Demand for product sales and associated services will typically change in tandem with the changes in the rig count and associated drilling and completion activity.

Outside of the U.S., international average rig count showed an increase of approximately 20% in 2024 from 2023, however, subsequently decreased by 7% in 2025, which was primarily in the Middle East, Latin America and Asia Pacific regions. Long-term international and offshore projects which are commonly announced through Final Investment Decisions and subsequently initiated are not as susceptible or at-risk to delay or suspension due to short-term volatility in crude-oil commodity prices.

Results of Operations

Operating Results for the Year Ended December 31, 2025 Compared to the Years Ended December 31, 2024 and 2023

We evaluate our operating results by analyzing revenue, operating income and operating income margin (defined as operating income divided by total revenue). Since we have a relatively fixed cost structure, decreases in revenue generally translate into lower operating income results. Results for the years ended December 31, 2025, 2024 and 2023 are summarized in the following chart.

Revenue, Operating Income and Operating Income Margin
(in millions)
$526.5
$523.8
$509.8
$56.5
10.7%
$58.6
11.2%
$54.6
10.7%
2025
2024
2023
Revenue
Operating Income
Operating Income Margin

Results of operations as a percentage of applicable revenue for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands, except for per share information):

							2025 / 2024	2024 / 2023
	2025		2024		2023		% Change
REVENUE:
Services	$399,422	75.9%	$388,205	74.1%	$371,914	73.0%	2.9%	4.4%
Product sales	127,098	24.1%	135,643	25.9%	137,876	27.0%	(6.3)%	(1.6)%
Total revenue	526,520	100.0%	523,848	100.0%	509,790	100.0%	0.5%	2.8%
OPERATING EXPENSES:
Cost of services* (1)	302,206	75.7%	297,324	76.6%	282,135	75.9%	1.6%	5.4%
Cost of product sales* (1)	115,381	90.8%	123,198	90.8%	117,822	85.5%	(6.3)%	4.6%
Total cost of services and product sales	417,587	79.3%	420,522	80.3%	399,957	78.5%	(0.7)%	5.1%
General and administrative expense (1)	45,430	8.6%	39,770	7.6%	40,259	7.9%	14.2%	(1.2)%
Depreciation and amortization	14,649	2.8%	14,953	2.9%	15,784	3.1%	(2.0)%	(5.3)%
Other (income) expense, net	(7,614)	(1.4)%	(9,953)	(1.9)%	(850)	(0.2)%	NM	NM
OPERATING INCOME	56,468	10.7%	58,556	11.2%	54,640	10.7%	(3.6)%	7.2%
Interest expense	10,572	2.0%	12,369	2.4%	13,430	2.6%	(14.5)%	(7.9)%
Income before income taxes	45,896	8.7%	46,187	8.8%	41,210	8.1%	(0.6)%	12.1%
Income tax expense	15,505	2.9%	14,034	2.7%	4,185	0.8%	10.5%	235.3%
Net income	30,391	5.8%	32,153	6.1%	37,025	7.3%	(5.5)%	(13.2)%
Net income attributable to non-controlling interest	722	0.1%	753	0.1%	350	0.1%	NM	NM
Net income attributable to Core Laboratories Inc.	$29,669	5.6%	$31,400	6.0%	$36,675	7.2%	(5.5)%	(14.4)%

Diluted earnings per share	$0.65		$0.67		$0.78		(3.0)%	(14.1)%

Diluted earnings per share attributable to Core Laboratories Inc.	$0.63		$0.66		$0.77		(4.5)%	(14.3)%

Diluted weighted average common shares outstanding	47,028		47,685		47,523
Other Data:
Current ratio (2)	2.02:1		2.16:1		2.53:1
Debt to EBITDA ratio (3)	1.20:1		1.37:1		2.11:1
Debt to Adjusted EBITDA ratio (4)	1.10:1		1.31:1		1.76:1

* Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.
(1) Excludes depreciation.

(2) Current ratio is calculated as follows: current assets divided by current liabilities. The current ratio at December 31, 2024 has been revised from 2.32:1 to 2.16:1 as a result of certain prior period immaterial corrections. See Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

(3) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation and amortization and certain non-cash adjustments.

(4) Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, production, movement and refinement of oil, gas and derived products outside the U.S. Service revenue for the year ended December 31, 2025, was $399.4 million, an increase of 3% compared to 2024. Approximately 70% of service revenue is generated from international markets. The increase in service revenue was due to growth in both U.S. and international markets. In 2025, growth occurred in several international markets, primarily in Europe and Africa, despite the headwinds from the on-going geopolitical conflicts and expanded sanctions previously discussed. The increase in U.S. service revenue in 2025 compared to 2024, was attributable to increased demand for well completion diagnostic services and growing client activity for our laboratory crude assay services in 2025. Growth in service revenue in 2025 has been negatively impacted by certain projects that were planned and scheduled but were canceled, as the well drilled by our clients were determined to be uneconomical or unsuccessful. Service revenue for the year ended December 31, 2024, was $388.2 million, an increase of 4% compared to 2023. The increase was due to growth in activity levels in both U.S. and international markets. In 2024, growth occurred in several international markets, primarily in

Europe, Africa and Asia Pacific, despite the headwinds from the on-going geopolitical conflicts. The increase in U.S. service revenue in 2024 compared to 2023, benefited from increased demand for reservoir core and reservoir fluids analysis services on international projects that are often conducted in our advanced technology center located in Houston, Texas, as well as a growing demand for CCS projects. Well completion diagnostic services in the U.S. market also showed strong growth in 2024 compared to 2023.

Product Sales Revenue

Product sales revenue is equally tied to the completion of onshore wells in North America and international activities. Product sales to the U.S. onshore markets are generally delivered more frequently and in smaller quantities, versus product sales to international markets which are typically shipped and delivered in bulk and the timing of delivery can vary from one period to another. Product sales revenue for the year ended December 31, 2025, was $127.1 million, a decrease of 6% compared to 2024. The decline in our product sales revenue was in line with the 6% decline in U.S. land-based average rig count in 2025 compared to 2024. Product sales revenue for the year ended December 31, 2024, was $135.6 million, a decrease of 2% compared to 2023. The decline in our product sales revenue was primarily associated with the activity decline in the U.S. onshore market, where the U.S. land-based average rig count decreased 13% in 2024 compared to 2023. The decrease in product sales to the U.S. market was partially offset by a higher level of product sales to international markets in 2024.

Cost of Services, excluding depreciation

Cost of services for the year ended December 31, 2025 was $302.2 million, an increase of 2% compared to 2024, which is lower than the change in service revenue. Cost of services expressed as a percentage of service revenue decreased to 76% in 2025 compared to 77% in 2024. The improvement in cost of services as a percentage of service revenue in 2025 compared to 2024, was primarily due to increased efficiencies and the benefits of lower compensation costs as a result of cost reduction initiatives implemented during 2025. Cost of services for the year ended December 31, 2024 was $297.3 million, an increase of 5% compared to 2023, which is slightly higher than the change in service revenue. Cost of services expressed as a percentage of service revenue increased to 77% in 2024 compared to 76% in 2023. The slight increase in cost of services as a percentage of service revenue in 2024, was primarily associated with higher employee compensation and higher operating costs incurred due to the fire incident at our Aberdeen, U.K. facility. The fire related costs and loss of income from business interruption were substantially covered by insurance proceeds recorded in Other (income) expense, net.

Cost of Product Sales, excluding depreciation

Cost of product sales for the year ended December 31, 2025 was $115.4 million, a decrease of 6% compared to 2024, which was in line with the changes in product sales revenue. Cost of product sales as a percentage of sales revenue remained flat between 2025 and 2024. In 2025, cost of product sales as a percentage of product sales was affected by higher absorption of fixed costs on a lower revenue base; but was offset by improved manufacturing efficiency and cost reduction initiatives implemented and lower inventory and asset write-downs of $1.8 million in 2025 compared to $3.3 million in 2024. Cost of product sales for the year ended December 31, 2024 was $123.2 million, an increase of 5% compared to 2023. Cost of product sales expressed as a percentage of product sales revenue increased to 91% in 2024 from 86% in 2023 primarily due to certain inventory and asset write-downs in 2024 as discussed above, with no such write-downs in 2023.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations. G&A expense was $45.4 million in 2025, an increase of 14% or $5.7 million. The increase was primarily associated with: 1) a higher stock compensation cost of $3.4 million that aligned with achievement of certain performance conditions; 2) unfavorable changes in mark-to-market value of company-owned life insurance of $1.9 million; and 3) increased license fees and implementation costs of $0.7 million associated with a new global human capital management system. G&A expense was $39.8 million in 2024, a decrease of 1% or $0.5 million compared to 2023. The decrease is associated with lower employee compensation costs, which were substantially offset by increases in costs associated with the implementation of a global human capital management system and a third-party assessment of the Company’s IT cybersecurity environment. See Note 16 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements for further details.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2025 was $14.6 million, a decrease from $15.0 million and $15.8 million in 2024 and 2023, respectively. The decrease in 2025 and 2024 is primarily associated with assets which became fully depreciated.

Other (Income) Expense, net

The components of other (income) expense, net are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Gain on sale of assets	$(813)	$(1,779)	$(200)
Results of non-consolidated subsidiaries	654	(236)	(394)
Foreign exchange (gain) loss, net	745	1,197	176
Rents and royalties	(24)	(1,922)	(698)
Return on pension assets and other pension costs	(1,205)	(1,178)	(1,365)
Credits and other settlements	(429)	—	(1,046)
Assets write-down, loss on lease abandonment and other exit costs	707	1,809	2,289
Insurance recovery - business interruption and costs	(1,466)	(4,034)	—
Insurance recovery - property, plant and equipment	(6,830)	(4,398)	—
ATM termination costs	—	—	455
Severance and other charges	2,256	985	—
Other, net	(1,209)	(397)	(67)
Total other (income) expense, net	$(7,614)	$(9,953)	$(850)

In 2024, we sold certain ownership interest in mineral rights of certain properties for a net gain of $1.4 million, which is included in gain on sale of assets.

During the year ended December 31, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

During the years ended December 31, 2025, 2024 and 2023, as a result of our continuous efforts in consolidating and exiting certain facilities in the U.S and other international locations for operational efficiency, we recognized a write-down of the associated leasehold improvements, right of use assets and other assets and incurred lease abandonment and other exit costs of $0.7 million, $1.8 million and $2.3 million, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility, and we have recorded insurance recovery associated with business interruption and increase in cost of work of $1.1 million and $4.0 million during the years ended December 31, 2025 and 2024, respectively. Additionally, we recorded insurance recovery associated with loss on property and assets of $6.8 million and $4.4 million, respectively, during the years ended December 31, 2025 and 2024. In September 2025, Core Lab reached final settlement with the insurance company.

During the year ended December 31, 2023, we wrote off previously deferred costs of $0.5 million upon termination of our 2022 at-the-market Offering (“ATM Program”).

Foreign exchange (gain) loss, net for the primary currencies in which we operate and those with a material effect for the period presented is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Australian Dollar	$(7)	$(2)	$81
British Pound	(52)	117	(408)
Canadian Dollar	(44)	293	156
Euro	824	41	438
Indonesian Rupiah	163	315	82
Russian Ruble	(336)	36	(375)
Other currencies, net	197	397	202
Foreign exchange (gain) loss, net	$745	$1,197	$176

Interest Expense

Interest expense for the year ended December 31, 2025 was $10.6 million compared to $12.4 million and $13.4 million in 2024 and 2023, respectively. In 2025, the Company reduced its total outstanding debt by $15.0 million or 12% from end of

2024. The decrease in interest expense is associated with lower outstanding debt and lower average blended interest rates in 2025 compared to 2024. In 2024, the Company reduced its total outstanding debt by $38.0 million or 23% from end of 2023. The decrease in interest expense associated with lower outstanding debt was partially offset by a higher average blended interest rate in 2024 compared to 2023. In September 2023, the 2011 Senior Notes of $75 million with a fixed rate of 4.11% matured and were partially refinanced with the 2023 Senior Notes of $50 million with higher fixed rates of 7.25% and 7.50%. See Note 10 - Long-term Debt, net of the Notes to the Consolidated Financial Statements for further detail. Interest expense was also affected by changes associated with our interest rate swap agreements, as described in Note 14 - Derivative Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $15.5 million in 2025 and resulted in an effective tax rate of 33.8%. The 2025 tax expense was primarily impacted by our geographic mix of earnings, non-deductible expenses, unrecoverable tax receivable, and valuation allowance on deferred tax assets. Income tax expense was $14.0 million in 2024 and resulted in an effective tax rate of 30.4%. The 2024 tax expense was primarily impacted by the geographic mix of earnings. Income tax expense was $4.2 million in 2023 and resulted in an effective tax rate of 10.2%. The 2023 tax expense was primarily impacted by the reversal of deferred tax liabilities of $11.6 million associated with the Redomestication Transaction, partially offset by the geographic mix of earnings.

See Note 8 - Income Taxes of the Notes to the Consolidated Financial Statements for further detail of income tax expense.

Segment Analysis

The following charts and tables summarize the annual revenue and operating results as a percentage of applicable revenue for our two complementary operating segments.

Segment Revenue

							2025 / 2024	2024 / 2023
	2025		2024		2023		% Change
REVENUE:
Reservoir Description	$347,683	66.0%	$346,146	66.1%	$333,345	65.4%	0.4%	3.8%
Production Enhancement	178,837	34.0%	177,702	33.9%	176,445	34.6%	0.6%	0.7%
Consolidated revenue	$526,520	100.0%	$523,848	100.0%	$509,790	100.0%	0.5%	2.8%
OPERATING INCOME:
Reservoir Description*	$43,939	12.6%	$51,466	14.9%	$41,039	12.3%	(14.6)%	25.4%
Production Enhancement*	12,055	6.7%	6,612	3.7%	12,519	7.1%	82.3%	(47.2)%
Corporate and other (1)	474	0.1%	478	0.1%	1,082	0.2%	NM	NM
Consolidated operating income	$56,468	10.7%	$58,556	11.2%	$54,640	10.7%	(3.6)%	7.2%

* Percentage, which represents operating margin, is based on operating income divided by applicable revenue rather than total revenue.

“NM” means not meaningful.

(1) “Corporate and other” represents those items that are not directly relating to a particular operating segment.

Reservoir Description

Reservoir Description operations are closely correlated with trends in international and offshore activity levels, with approximately 80% of its revenue sourced from producing fields, development projects and movement of crude oil and derived products outside the U.S. The Company continues to see growth in international projects across several international regions. Additionally, despite expanded sanctions imposed in early 2025, the temporary disruptions in the maritime movement and logistical trading patterns for crude oil and derived products, caused by the Russia-Ukraine and Middle East geopolitical conflicts stabilized somewhat the remainder of 2025.

Revenue from the Reservoir Description operating segment for the year ended December 31, 2025 was $347.7 million, relatively flat compared to 2024. During 2025, revenue growth in certain regions has been negatively impacted from cancelled projects due to the decrease in the success rate for international offshore exploration and appraisal wells. The success rate for international offshore exploration and appraisal wells reached a 20-year low as we exited 2024 and entered 2025. The decrease in international offshore commercial success rates has resulted in the cancellation of several reservoir rock and fluid analysis projects that were originally planned for late 2024 and 2025. In 2025, higher revenue from international projects and crude-assay services was substantially offset by a lower revenue in reservoir rock and fluid analysis projects in the U.S. due to cancellation of uneconomical or unsuccessful well drilling projects.

Revenue from the Reservoir Description operating segment for the year ended December 31, 2024 was $346.1 million, an increase of 4% compared to 2023. The increased revenue in 2024 was primarily due to growing client activity for our reservoir core and reservoir fluids analysis services on projects in several regions across the globe, as well as continued momentum of growing demand for CCS projects in the last couple of years. Additionally, crude assay services associated with the maritime movement of crude oil and derived products which were impacted by the Russia-Ukraine conflict continued to improve in 2024. The growth in revenue was partially offset by delayed project revenue caused by the fire incident at one of our U.K. facilities. The Company holds insurance policies for both property damage and business interruption, which has minimized the loss to the Company associated with the fire.

Operating income was $43.9 million for the year ended December 31, 2025, a decrease of 15% compared to 2024. Operating margins were 13% for the year ended December 31, 2025, compared to 15% in 2024. The changes in operating income and operating margins were primarily attributable to a different mix of revenue with a lower level of revenue from reservoir rock and reservoir fluid analysis in 2025, which yields a higher margin, and higher level of laboratory assay services and laboratory instrument sales, which yield lower margins. Additionally, a total of $2.3 million of severance and facility consolidation cost was recorded in 2025 compared to $1.1 million recorded in 2024.

Operating income for the year ended December 31, 2024 was $51.5 million, an increase of 25% compared to 2023. Operating margins increased to 15% in 2024 from 12% in 2023. The increase in operating income and operating margins in 2024 was primarily due to high operating margins associated with the incremental revenue of $12.8 million in 2024 and continued improvement in utilization of our global laboratory network.

Production Enhancement

Production Enhancement’s operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities peaked in 2022, after the COVID-19 pandemic, but declined in 2023 through 2025. The decline in drilling and completion activity was primarily due to the weakening of both crude oil and natural gas commodity prices in 2023. Oil and gas operators continue to remain focused on return of investment versus growing production, and as a result have continued to remain more disciplined with their annual production growth plans. In 2025, the U.S. land based average rig count decreased by 6% from 2024’s level, as a result of lower crude oil prices in 2025. However, the average natural gas prices rebounded in 2025 by approximately 61% from 2024, which resulted in some growth in rig count working in natural gas basins and helped offset some of the overall decline in total land-based rig count. The average rig count in the U.S. onshore market declined by 13% in 2024 compared to 2023.

Revenue from the Production Enhancement operating segment of $178.8 million for the year ended December 31, 2025, increased 1% compared to 2024. The increase in revenue is primarily due to a higher level of service revenue associated with strong growth in well completion diagnostic services in 2025 as natural gas prices rebounded, substantially offset by lower product sales in the U.S. land market and certain international markets in 2025.

Revenue from the Production Enhancement operating segment for the year ended December 31, 2024 was $177.7 million, a slight increase of 1% compared to 2023, primarily due to a strong growth in well completion diagnostic services and international product sales in 2024. This increase was substantially offset by lower activity and product sales into the U.S. onshore market.

Operating income was $12.1 million for the year ended December 31, 2025, an increase of $5.4 million or 82% compared to 2024. Operating margins for the year ended December 31, 2025 improved to 7% compared to 4% in 2024. The significant increase in operating income and improvement in operating margins was primarily attributed to increased revenue from well completion diagnostic services which yield a higher operating margin. Additionally, the year ended December 31, 2024 includes: 1) a charge of $3.3 million associated with inventory and other related asset write-downs, 2) a $0.6 million loss on the sale of a building, and 3) severance and other charges of $0.5 million.

Operating income for the year ended December 31, 2024 was $6.6 million, a decrease of 47% when compared to 2023. Operating margins decreased to 4% in 2024 from 7% in 2023. The decrease in operating income and operating margin in 2024, was primarily due to inventory and other related asset write-downs, loss on the sale of a building, and severance and other charges as discussed above incurred in 2024, and no similar transactions in 2023.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provide the primary source of funds to finance our operating needs, capital expenditures, dividends and discretionary share repurchases. Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and the ability to issue additional equity and debt, should be sufficient to fund our debt requirements, working capital, capital expenditures, dividends, discretionary share repurchases and future acquisitions. The Company will continue to monitor and evaluate the availability of debt and equity markets.

We are a holding company incorporated in Delaware and conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of December 31, 2025, $22.2 million of our $22.7 million of cash balances was held by our foreign subsidiaries.

The Company maintains a quarterly dividend program of $0.01 per share.

Cash Flows

The following table summarizes cash flows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cash provided by (used in):
Operating activities	$37,031	$56,388	$24,789
Investing activities	(2,231)	(6,394)	(6,652)
Financing activities	(31,255)	(45,957)	(18,445)
Net change in cash and cash equivalents	$3,545	$4,037	$(308)

Comparing the year ended December 31, 2025, to the year ended December 31, 2024, net income decreased $1.8 million while cash provided by operating activities decreased $19.4 million. The decrease in cash provided by operating activities was primarily due to: 1) higher levels of operational working capital utilization as accounts receivable increased $5.0 million in 2025 compared to an increase of $3.6 million in 2024; 2) the Company’s efforts in inventory management continued in 2025, as a result inventory was further reduced by $2.6 million in 2025 after a larger reduction of $9.4 million in 2024; and 3) higher net cash used in unearned revenues of $3.8 million in 2025 compared to net cash provided of $4.6 million in 2024. Comparing the year ended December 31, 2024, to the year ended December 31, 2023, net income decreased $4.9 million, however, cash provided by operating activities increased $31.6 million. In 2024, improvement in cash provided by operating activities was primarily driven by a decrease in operational working capital which increased cash flow by $34.7 million compared to 2023. The improvements in working capital and associated cash flow in 2024 was partially offset by higher cash used in prepaid expenses and other assets in 2024 versus 2023.

Cash used in investing activities for the year ended December 31, 2025 of $2.2 million was driven by $14.6 million of capital expenditures for normal operations and rebuilding of the Aberdeen, U.K. facility, and $1.2 million of net cash used for business acquisitions in 2025. The cash used in investing activities was substantially offset by: 1) $3.0 million of proceeds from sale of assets; and 2) $10.0 million of proceeds recovered through insurance associated with the fire incident at the Aberdeen, U.K. facility. Cash used in investing activities for the year ended December 31, 2024 of $6.4 million was driven primarily by funding capital expenditures of $13.0 million offset by: 1) $1.7 million of proceeds from sale of assets; 2) $2.1 million of proceeds recovered through insurance associated with the fire incident as previously discussed.; and 3) $2.8 million received on company owned life insurance policies. Cash used in investing activities for the year ended December 31, 2023 of $6.7 million was driven primarily by funding capital expenditures of $10.6 million offset by $3.4 million of net proceeds received on company owned life insurance policies and $0.5 million of proceeds from sales of assets.

Cash used in financing activities for the year ended December 31, 2025 of $31.3 million was driven primarily by: 1) net reduction in debt of $15.0 million; 2) debt issuance cost of $1.7 million in renewing the Company’s credit facility; 3) dividends paid of $1.9 million; and 4) repurchase of common stock of $12.4 million. Cash used in financing activities in 2024 of $46.0 million was primarily due to: 1) a net reduction in debt of $38.0 million, 2) dividends paid of $1.9 million, and 3) repurchase of common stock of $5.3 million. Cash used in financing activities in 2023 of $18.4 million was primarily due to: 1) a net reduction in debt of $9.0 million, 2) debt issuance costs of $1.3 million primarily associated with the issuance of the 2023 Senior Notes, 3) $4.1 million for costs incurred in the Redomestication Transaction, 4) dividends paid of $1.9 million, and 5) repurchase of common stock of $2.2 million.

During 2025, we made discretionary repurchases of 1,194,685 shares of our common stock for an aggregate amount of $15.5 million, or an average price of $12.96 per share. See Note 13 - Equity of the Notes to the Consolidated Financial Statements for additional information. We believe our discretionary share repurchases have been beneficial to our shareholders over the longer term. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $16.03 per share on December 31, 2025, an increase of approximately 300%. The 1% stock buyback excise tax may apply to our discretionary shares repurchases. The amount subject to the excise tax generally is the fair market value of stock repurchased by us net of the fair market value of any stock issued by us during such taxable year.

We utilize the non-generally accepted accounting principles (“GAAP”) financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable U.S. GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under U.S. GAAP and should not be considered in isolation nor construed as an alternative to operating income, net income or cash flows from operating, investing or financing activities, each as determined in accordance with U.S. GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with U.S. GAAP and thus is susceptible to varying interpretations and calculations, free cash flow, as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP (in thousands):

	For the Years Ended December 31,
Free Cash Flow Calculation	2025	2024	2023
Net cash provided by operating activities	$37,031	$56,388	$24,789
Less: Cash paid for capital expenditures - operations	(11,209)	(11,888)	(10,579)
Free cash flow	$25,822	$44,500	$14,210

Free cash flow decreased by $18.7 million for the year ended December 31, 2025 compared to 2024, primarily due to higher cash used in our working capital as discussed above, offset by slightly lower capital expenditures for operations in 2025. Free cash flow increased significantly by $30.3 million for the year ended December 31, 2024 compared to 2023, primarily due to improvement in our operational working capital as discussed above. Capital expenditures for operations excludes capital expenditures of $3.4 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively, associated with the rebuilding of the Aberdeen, U.K. facility that was impacted by a fire incident and is covered by insurance.

Credit Facility, Senior Notes and Available Future Liquidity

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”), have a secured credit facility, which we renewed on July 22, 2025 as the Ninth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $150.0 million with a $50.0 million “accordion” feature. Draws up to $100.0 million are available in the form of a revolving credit facility, and a single draw of $50.0 million is available in the form of a delayed draw term loan (“DDTL”) through January 12, 2026. As of December 31, 2025, the Credit Facility has an

available borrowing capacity of approximately $136.0 million. Additionally, we, along with CLIH as issuer, have senior notes that were issued through private placement transactions (“Senior Notes”). On January 12, 2026, we made a draw of $50.0 million on the DDTL to repay the 2021 Senior Notes Series A in the amount of $45.0 million, which matured on that date.

These debt instruments are summarized in the following table (in thousands):

			December 31,
	Interest Rate	Maturity Date	2025	2024
Credit Facility			$3,000	$18,000
2021 Senior Notes Series A(1)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B(1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A(2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B(2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			113,000	128,000
Less: Debt issuance costs			(2,745)	(1,889)
Long-term debt, net			$110,255	$126,111
(1)
Interest is payable semi-annually on June 30 and December 30.
(2)
Interest is payable semi-annually on March 28 and September 28.

See Note 10 - Long-term Debt, net of the Notes to the Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Credit Facility and the Senior Notes.

In accordance with the terms of the Credit Facility, our leverage ratio is 1.10, and our interest coverage ratio is 7.79, each for the period ended December 31, 2025. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of December 31, 2025. Certain of our material, wholly owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes. The Company determined certain prior period corrections, as disclosed in Note 2 - Summary of Significant Accounting Policies-Prior Period Immaterial Corrections of the Notes to the Consolidated Financial Statements, did not impact any financial covenants under the terms of the Company’s Credit Facility or Senior Notes.

See Note 14 - Derivative Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on the 2023 Senior Notes.

In addition to our repayment commitments under our Credit Facility and our Senior Notes, we have non-cancellable operating lease arrangements under which we lease office and lab space, machinery, equipment and vehicles. We also have employer contribution commitments related to our Dutch pension plan with amounts payable in the future based upon workforce factors that cannot be estimated beyond one year. These material future contractual obligations are discussed in Note 6 - Leases, Note 10 - Long-term Debt, net and Note 11 - Pension and Other Postretirement Benefit Plans of the Notes to the Consolidated Financial Statements. We have no significant purchase commitments or similar obligations outstanding at December 31, 2025.

We have uncertain tax positions of $4.2 million that we have accrued for at December 31, 2025; the amounts and timing of payment, if any, are uncertain. See Note 8 - Income Taxes of the Notes to the Consolidated Financial Statements for further detail of this amount.

At December 31, 2025, we had tax net operating loss carry-forwards in various jurisdictions of $38.3 million. Although we cannot be certain that these net operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2025. If unused, those carry-forwards which are subject to expiration may expire during the years 2026 through 2037. During 2025, no material net operating loss carry-forwards, which carried a full valuation allowance, expired unused.

The Company has maintained its annual capital expenditures for operations between $10.0 million and $13.0 million during the years 2025, 2024 and 2023 which is significantly reduced from average annual capital expenditures in years prior to the pandemic. We expect our investment in capital expenditures to track with client demand for our services and products. Given the uncertain trend in industry activity levels, we have not determined, at this time, the level of investment that will be made in 2026. We will, however, continue to invest in the purchase or replacement of obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients.

Outlook

Currently, global oil inventories are low relative to historical levels, and with continued supply restrictions from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) global supply is expected to be managed and maintained at a level to meet or exceed forecasted growth in oil demand for the next few years. During 2023 and 2024, OPEC+ and its key member, Saudi Arabia, announced several mandatory and voluntary reductions in production. The uncertainty around the impact global trade negotiations may have on global economies combined with OPEC+’s announcement of increased production quotas has also increased the likelihood of a surplus in supply causing global inventory levels of crude oil to rise. This concern has also resulted in lower crude oil prices. In May 2025, OPEC+ began to gradually increase production and unwind voluntary production cuts through September 2026, which in turn could create a surplus in supply and lead to even lower commodity prices.

Recent geopolitical developments, including the escalation of armed conflict in the Middle East, have dramatically shifted the crude oil supply-demand balance. On February 28, 2026 the United States and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against United States and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Annual Report, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict. While the Company believes the fundamentals for energy-related services remain stable, near-term volatility in commodity prices meaningfully raises the level of uncertainty. The Company is monitoring developments with respect to the ongoing military conflict with Iran, including the impact on global commodity prices and potential shipping and logistics disruptions, which could affect our customers and their activity levels in the region.

The Company believes that activity levels associated with smaller-scale, short-cycle crude oil development projects will be more sensitive to a decrease and/or continued volatility of crude-oil prices. As such, we expect changes in crude oil prices will have a greater impact on drilling and completion activity levels in the U.S. onshore market which could directly affect demand for our well completion services and products. Outside the U.S., large-scale international oil and gas projects are expected to be more resilient to the near-term volatility of crude-oil prices, and the Company anticipates client projects will continue to be executed as planned. Recently, revised IEA field data showed that a steeper natural decline rate may represent a dominant long-term supply risk, where the agency projected a sustained upstream investment of approximately $540 to $570 billion per year is required to prevent disruptive declines and to avoid supply shortages and price volatility.

The ongoing geopolitical conflicts between Russia and Ukraine and between the United States, Israel and Iran, along with associated and expanded sanctions in the United States, the European Union, the United Kingdom and other countries continue to cause disruptions to traditional maritime supply chains and the trading of crude oil and derived products, such as diesel fuel. The effective closure of the Strait of Hormuz with the onset of military conflict in Iran has further exacerbated maritime trade flows of crude oil and derived products. Approximately 20% of global crude oil production passes through the Strait of Hormuz and a substantial portion of that crude oil remains stranded. These disruptions to the trading and maritime transport of crude oil directly impact demand for the Company’s associated laboratory assay services. Although demand for the Company’s laboratory assay services continued to increase during 2025, geopolitical conflict and associated sanctions continue to create a higher level of uncertainty. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in many offshore developments in both the U.S. and internationally. In the U.S. we are involved in projects in many of the onshore unconventional basins and offshore projects in the Gulf of Mexico. Outside the U.S. we continue to work on many smaller and large-scale projects analyzing crude oil and derived products in every major producing region of the world. Notable larger projects are in locations such as Guyana and Suriname located offshore South America, Australia, West Africa and the Middle East. Analysis and measurement of crude oil derived products also occur in every major producing region of the world. Additionally, some of our major clients have increased their investment in projects to capture and sequester carbon dioxide.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and utilize our historical experience, as well as various other assumptions that we believe are reasonable in a given circumstance, in order to make these estimates. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2025.

Income Taxes

Our income tax expense includes income taxes of the U.S. and other countries as well as local, state and provincial income taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is expected to be recovered or the liability is expected to be settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $15.8 million and $8.8 million at December 31, 2025 and 2024, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowance against our deferred tax assets and our effective tax rate may increase which could result in a material adverse impact on our financial position, results of operations and cash flows. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Forward-Looking Statements

This Form 10-K and the documents incorporated in this Form 10-K by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “project”, “will”, “should”, “could”, “may”, “predict”, “continue” and similar expressions are intended to identify forward-looking statements. You are cautioned that actual results could differ materially from those anticipated in forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or current expectations of our directors, officers, and management, are not guarantees of future performance and involve risks, uncertainties and assumptions about us and the industry in which we operate, including, among other things:

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

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further discussion of accounting standards adopted during the year and to be adopted in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not believe that our exposure to market risks, which is primarily related to interest rate changes, is material.

Interest Rate Risk

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2025 and 2024 approximated the book value.

Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. At December 31, 2025, we had outstanding borrowings of $3.0 million. A 10% change in interest rates would not have a material impact on our results of operations or cash flows.

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

Management considers the Company’s credit risk to be limited due to the creditworthiness and financial resources of these financial institutions and companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During our fiscal quarter ended December 31, 2025, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Regulation S-K.

NYSE Notification

On March 18, 2026, the Company received a notice of noncompliance (the “NYSE Notice”) from the New York Stock Exchange (“NYSE”) noting that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual due to the delayed filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”).

As previously reported in the Company’s Notification of Late Filing on Form 12b-25 filed with the SEC on March 3, 2026 (the “Form 12b-25”), the Company was unable to file the Form 10-K within the prescribed period because additional time, resources and effort were required to complete work related to its financial reporting and closing procedures, specifically in connection with income tax accounting matters across various international jurisdictions. Subsequent to filing the Form 12b-25, the Company continued to dedicate significant resources to the accounting analysis and completion of those procedures but was unable to file the Form 10-K by March 17, 2026, the end of the 15-day extension period provided by the Form 12b-25.

The NYSE Notice has no immediate effect on the listing of the Company’s common stock on the NYSE. The NYSE Notice informed the Company that, under NYSE rules, the Company has six months from March 18, 2026 to regain compliance with the NYSE listing standards by filing the Form 10-K with the SEC. If the Company fails to file the Form 10-K within the six-month period, the NYSE may grant, in its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The NYSE Notice also notes that the NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

As a result of filing this Form 10-K on March 20, 2026, the Company believes it has fully regained compliance with NYSE listing standards.

Correction of Information in Current Report on Form 8-K/A filed on March 17, 2026

On March 17, 2026, the Company filed a Form 8-K/A (the “Amended Report”) with the Securities and Exchange Commission, which amended and supplemented the Company’s Current Report on Form 8-K filed on February 4, 2026 (the “Original Form 8-K”). The Amended Report was filed to correct certain financial information contained in Exhibit 99.1 to the Original Form 8-K. The sole purpose of this disclosure is to correct certain financial information contained in the Amended Report.

In completing the reconciliation and corresponding controls for preparation of the financial statements to be included in the Annual Report on Form 10-K for the year ended December 31, 2025, the Company determined that the adjustment to estimated income tax expense for the quarter and year ended December 31, 2025 as reported in the Amended Report was overstated by $2.0 million. The final income tax expense adjustments have been recorded by the Company, which resulted in decreasing deferred income tax expense by $2.0 million, decreasing deferred tax liabilities by $2.0 million, and increasing net income by $2.0 million for the year-ended December 31, 2025.

The adjustment to income tax expense did not have any impact on, or result in any change to, consolidated revenue, operating income, income before tax, or cash from operations as presented in the Original Form 8-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement (the “2026 Proxy Statement”) to be filed in connection with our 2026 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2025.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation Discussion and Analysis” in Core Lab’s 2026 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Ownership of Securities—Security Ownership by Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis—2025 Compensation Program Details” in Core Lab’s 2026 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Information About our Directors and Director Compensation—Director Independence” and “Information About our Directors and Director Compensation—Related Person Transactions” in Core Lab’s 2026 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.

The information under the caption “Information About our Independent Registered Public Accounting Firm” in Core Lab’s 2026 Proxy Statement is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
3.1	Core Laboratories Inc. Certificate of Incorporation	Form 8-K, May 1, 2023 (File No. 001-41695)

3.2	First Amended and Restated Bylaws of Core Laboratories Inc.	Form 8-K, March 5, 2026 (File No. 001-41695)

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Form 10-K, February 13, 2025 (File No. 001-4195)

10.1	Core Laboratories Inc. 2024 Long-Term Incentive Plan (1)	Appendix A to Definitive Proxy Statement dated March 18, 2024 for Annual Meeting of Shareholders (File No. 001-41695)

10.2	Core Laboratories Inc. 2023 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of June 28, 2023) (1)	Appendix A to Definitive Proxy Statement dated April 28, 2023 for Annual Meeting of Shareholders (File No. 001-14273)

10.3	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998 (1)	Form 10-K, March 31, 1998 (File No. 000-26710)

10.4	Amendment to Core Laboratories Supplemental Executive Retirement Plan, effective July 29, 1999 (1)	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.5	Amendment to Core Laboratories Supplemental Executive Retirement Plan, effective February 28, 2003 (1)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.6	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008 (1)	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.7	Form of Restricted Share Award Program Agreement (1)	Form 10-K, February 20, 2007 (File No. 001-14273)

10.8	Form of Core Laboratories 2023 Non-Employee Director Restricted Share Award Program Agreement (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.9	Form of Core Laboratories 2020 Performance Share Award Program Agreement (ROIC Based) (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.10

Ninth Amended and Restated Credit Agreement, dated as of July 22, 2025, among Core Laboratories Inc., and Core Laboratories (U.S.) Interests Holdings, Inc., and the lenders party thereto and Bank of America, N.A., as administrative agent and Wells Fargo Bank, N.A., as syndication agent and Comerica Bank, as documentation agent.

Form 8-K, July 22, 2025 (File No. 001-41695)

10.12	Assumption and Reaffirmation Agreement, dated May 1, 2023, by and between Core Laboratories Inc. and Bank of America, N.A.	Form 8-K, May 1, 2023 (File No. 001-41695)

10.13	Master Note Purchase Agreement, dated as of September 30, 2011	Form 8-K, September 30, 2011 (File No. 001-14273)

10.14	Amendment No. 2 to Master Note Purchase Agreement and Assumption Agreement, dated as of May 1, 2023	Form 8-K, May 1, 2023 (File No. 001-41695)

10.15	Amendment No. 2 to Note Purchase Agreement and Assumption Agreement, dated as of May 1, 2023	Form 8-K, May 1, 2023 (File No. 001-41695)

10.16	Note Purchase Agreement, dated as of May 4, 2023	Form 8-K, May 4, 2023 (File No. 001-41695)

10.17	Employment Agreement between Core Laboratories N.V. and Lawrence V. Bruno, dated March 1, 2019 (1)	Form 8-K, March 6, 2019 (File No. 001-14273)

10.18	Employment Agreement between Core Laboratories N.V. and Christopher S. Hill, dated March 1, 2019 (1)	Form 8-K, March 6, 2019 (File No. 001-14273)

10.19	Employment Agreement between Core Laboratories N.V. and Gwendolyn Y. Schreffler, dated March 1, 2019 (1)	Form 10-K, February 8, 2021 (File No. 001-14273)

10.20	Note Purchase Agreement, dated as of October 16, 2020.	Form 8-K, October 16, 2020 (File No. 001-14273)

10.21	Amendment to Employment Agreement, by and between Core Laboratories N.V. and Lawrence V. Bruno, dated March 1, 2020 (1).	Form 8-K, March 5, 2020 (File No. 001-14273)

10.22	Employment Agreement, by and between Core Laboratories N.V. and Mark D. Tattoli, dated October 18, 2021 (1)	Form 8-K, October 19, 2021 (File No. 001-14273)

10.23	Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Lawrence V. Bruno, dated February 1, 2024 (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.24	Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Christopher S. Hill, dated February 1, 2024 (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.25	Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Gwendolyn Y. Gresham, dated February 1, 2024 (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.26	Amended and Restated Employment Agreement, by and between Core Laboratories Inc. and Mark D. Tattoli, dated February 1, 2024 (1)	Form 10-K, February 15, 2024 (File No. 001-41695)

10.27	Core Laboratories Inc. Nonqualified Deferred Compensation Plan for Board of Directors	Form 10-Q, October 23, 2025 (File No. 001-41695)

19.1	Insider Trading Policy	Form 10-K, February 13, 2025 (File No. 001-4195)

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of KPMG LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

97.1	Core Laboratories Inc. Incentive Compensation Recoupment Policy	Form 10-K, February 15, 2024 (File No. 001-41695)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed Herewith

(1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES INC.

Date:	March 20, 2026	By:	/s/ LAWRENCE BRUNO
Lawrence Bruno
Chief Executive Officer, Chairman, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 20th day of March 2026.

Signature

/s/ LAWRENCE BRUNO		/s/ CHRISTOPHER S. HILL
Lawrence Bruno		Christopher S. Hill
Chief Executive Officer, Chairman,		Senior Vice President and
President and Director		Chief Financial Officer

/s/ SOW HANG TEO		/s/ CURTIS ANASTASIO
Sow Hang Teo		Curtis Anastasio
Vice President, Treasurer and		Director
Chief Accounting Officer

/s/ MARTHA Z. CARNES		/s/ HARVEY KLINGENSMITH
Martha Z. Carnes		Harvey Klingensmith
Director		Director

/s/ ROBERT F. MARTINOVICH		/s/ KATHERINE A. MURRAY
Robert F. Martinovich		Katherine A. Murray
Director		Director

/s/ KWAKU TEMENG
Kwaku Temeng
Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Core Laboratories Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Core Laboratories Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of income tax expense

As discussed in Note 8 to the consolidated financial statements, the Company recorded deferred tax assets, net of $67.4 million and deferred tax liabilities, net of $8.0 million as of December 31, 2025, and income tax expense of $15.5 million for the year then ended. The Company serves international markets and is subject to income taxes in the U.S. and foreign jurisdictions, which affect the Company’s income tax expense.

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
March 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Core Laboratories Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Core Laboratories Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Houston, Texas
March 20, 2026

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(In thousands, except share and per share data)

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,702	$19,157
Accounts receivable, net of allowance for credit losses of $6,317 and $3,192 at 2025 and 2024, respectively	113,528	111,761
Inventories	54,496	59,402
Prepaid expenses	9,734	10,176
Income taxes receivable	7,270	10,318
Other current assets	6,935	10,516
TOTAL CURRENT ASSETS	214,665	221,330
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $320,707 and $314,317 at 2025 and 2024, respectively	99,447	97,063
RIGHT OF USE ASSETS	54,346	56,488
INTANGIBLES, net of accumulated amortization and impairment of $19,531 and $19,326 at 2025 and 2024, respectively	7,118	6,403
GOODWILL	105,789	99,445
DEFERRED TAX ASSETS, net	67,381	69,613
OTHER ASSETS	35,264	34,788
TOTAL ASSETS	$584,010	$585,130
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,275	$34,549
Accrued payroll and related costs	26,525	22,901
Taxes other than payroll and income	4,272	7,106
Unearned revenues	5,552	9,332
Operating lease liabilities	11,456	10,690
Income taxes payable	4,255	9,710
Other current liabilities	16,680	8,157
TOTAL CURRENT LIABILITIES	106,015	102,445
LONG-TERM DEBT, net	110,255	126,111
LONG-TERM OPERATING LEASE LIABILITIES	42,309	43,343
DEFERRED COMPENSATION	29,381	31,115
DEFERRED TAX LIABILITIES, net	7,995	9,066
OTHER LONG-TERM LIABILITIES	15,847	20,732
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,966,868 issued and 46,095,379 outstanding at 2025; 46,966,868 issued and 46,826,820 outstanding at 2024	470	470
Additional paid-in capital	110,245	109,547
Retained earnings	172,662	144,862
Accumulated other comprehensive income (loss)	(5,806)	(5,769)
Treasury stock (at cost), 871,489 and 140,048 at 2025 and 2024, respectively	(11,585)	(2,537)
Total Core Laboratories Inc. shareholders' equity	265,986	246,573
Non-controlling interest	6,222	5,745
TOTAL EQUITY	272,208	252,318
TOTAL LIABILITIES AND EQUITY	$584,010	$585,130

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands, except per share data)

	2025	2024	2023
REVENUE:
Services	$399,422	$388,205	$371,914
Product sales	127,098	135,643	137,876
Total revenue	526,520	523,848	509,790
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	302,206	297,324	282,135
Cost of product sales, exclusive of depreciation expense shown below	115,381	123,198	117,822
General and administrative expense, exclusive of depreciation expense shown below	45,430	39,770	40,259
Depreciation	14,290	14,449	15,294
Amortization	359	504	490
Other (income) expense, net	(7,614)	(9,953)	(850)
OPERATING INCOME	56,468	58,556	54,640
Interest expense	10,572	12,369	13,430
Income before income taxes	45,896	46,187	41,210
Income tax expense	15,505	14,034	4,185
Net income	30,391	32,153	37,025
Net income attributable to non-controlling interest	722	753	350
Net income attributable to Core Laboratories Inc.	$29,669	$31,400	$36,675

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.65	$0.69	$0.79
Basic earnings per share attributable to Core Laboratories Inc.	$0.64	$0.67	$0.79

Diluted earnings per share	$0.65	$0.67	$0.78
Diluted earnings per share attributable to Core Laboratories Inc.	$0.63	$0.66	$0.77

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,427	46,897	46,683
Diluted	47,028	47,685	47,523

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Net income	$30,391	$32,153	$37,025
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income	(541)	(1,040)	(492)
Income tax (expense) benefit on interest rate swaps reclassified to net income	113	219	103
Total interest rate swaps	(428)	(821)	(389)
Pension and other postretirement benefit plans:
Amortization of actuarial gain (loss) reclassified to net income	526	32	(1,130)
Income tax (expense) benefit on pension and other postretirement benefit plans reclassified to net income	(135)	(8)	324
Total pension and other postretirement benefit plans	391	24	(806)
Total other comprehensive income (loss)	(37)	(797)	(1,195)
Comprehensive income	30,354	31,356	35,830
Comprehensive income attributable to non-controlling interests	722	753	350
Comprehensive income attributable to Core Laboratories Inc.	$29,632	$30,603	$35,480

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share and per share data)

	2025	2024	2023
Common Stock
Balance at Beginning of Period	$470	$469	$1,194
New share issuance	—	1	2
Change in par value	—	—	(727)
Balance at End of Period	$470	$470	$469
Additional Paid-In Capital
Balance at Beginning of Period	$109,547	$110,011	$102,254
New share issuance	—	(1)	(2)
Change in par value and equity related transactions	—	—	(4,097)
Stock-based compensation	698	(463)	11,856
Balance at End of Period	$110,245	$109,547	$110,011
Retained Earnings
Balance at Beginning of Period	$144,862	$115,338	$80,531
Dividends paid	(1,869)	(1,876)	(1,868)
Net income attributable to Core Laboratories Inc.	29,669	31,400	36,675
Balance at End of Period	$172,662	$144,862	$115,338
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,769)	$(4,972)	$(3,777)
Interest rate swaps, net of income taxes	(428)	(821)	(389)
Pension and other postretirement benefit plans, net of income taxes	391	24	(806)
Balance at End of Period	$(5,806)	$(5,769)	$(4,972)
Treasury Stock
Balance at Beginning of Period	$(2,537)	$(1,449)	$(1,362)
Stock-based compensation	6,439	4,218	2,115
Repurchase of common stock	(15,487)	(5,306)	(2,202)
Balance at End of Period	$(11,585)	$(2,537)	$(1,449)
Non-Controlling Interest
Balance at Beginning of Period	$5,745	$4,992	$4,696
Non-controlling interest dividends	(245)	—	(54)
Net income attributable to non-controlling interest	722	753	350
Balance at End of Period	$6,222	$5,745	$4,992
Total Equity
Balance at Beginning of Period	$252,318	$224,389	$183,536
New share issuance	—	—	—
Change in par value and equity related transactions	—	—	(4,824)
Stock-based compensation	7,137	3,755	13,971
Dividends paid	(1,869)	(1,876)	(1,868)
Non-controlling interest dividends	(245)	—	(54)
Net income	30,391	32,153	37,025
Interest rate swaps, net of income taxes	(428)	(821)	(389)
Pension and other postretirement benefit plans, net of income taxes	391	24	(806)
Repurchase of common stock	(15,487)	(5,306)	(2,202)
Balance at End of Period	$272,208	$252,318	$224,389

Cash Dividends per Share	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share and per share data)

	2025	2024	2023
Common Stock - Number of shares issued
Balance at Beginning of Period	46,966,868	46,938,557	46,699,102
New share issuance	—	28,311	239,455
Balance at End of Period	46,966,868	46,966,868	46,938,557

Treasury Stock - Number of shares
Balance at Beginning of Period	(140,048)	(82,021)	(67,168)
Stock-based compensation	463,244	228,413	98,939
Repurchase of common stock	(1,194,685)	(286,440)	(113,792)
Balance at End of Period	(871,489)	(140,048)	(82,021)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,826,820	46,856,536	46,631,934
New share issuance	—	28,311	239,455
Stock-based compensation	463,244	228,413	98,939
Repurchase of common stock	(1,194,685)	(286,440)	(113,792)
Balance at End of Period	46,095,379	46,826,820	46,856,536

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,391	$32,153	$37,025
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,137	3,755	13,971
Depreciation and amortization	14,649	14,953	15,784
Assets write-down	34	1,110	1,143
Inventory write-off and obsolescence	2,262	2,933	1,719
Net provision for credit losses	3,416	1,203	179
Changes in value of life insurance policies	(1,937)	(2,821)	(4,963)
Deferred income taxes	1,420	674	(10,811)
Insurance recovery on property, plant and equipment	(6,830)	(4,398)	—
Realization of pension obligation	337	(33)	(892)
Other non-cash items	682	(1,020)	406
Changes in assets and liabilities:
Accounts receivable	(4,953)	(3,612)	(2,618)
Inventories	2,644	9,367	(12,976)
Prepaid expenses and other current assets	(1,175)	(5,674)	1,952
Other assets	28	(289)	1,509
Accounts payable	477	519	(12,878)
Accrued expenses	(2,711)	2,531	(375)
Unearned revenues	(3,780)	4,577	(1,187)
Other liabilities	(5,060)	460	(2,199)
Net cash provided by operating activities	37,031	56,388	24,789
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - operations	(11,209)	(11,888)	(10,579)
Capital expenditures - rebuilding of Aberdeen facility	(3,380)	(1,140)	—
Proceeds from insurance recovery - Aberdeen facility	9,951	2,102	—
Proceeds from sale of assets	3,016	1,736	485
Patents and other intangibles	(150)	20	67
Acquisitions, net of cash acquired	(1,237)	—	—
Net proceeds on life insurance policies	778	2,776	3,375
Net cash used in investing activities	(2,231)	(6,394)	(6,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(63,000)	(82,000)	(211,000)
Proceeds from long-term debt	48,000	44,000	202,000
Debt issuance costs	(1,706)	(19)	(1,253)
Equity related transaction costs	—	(756)	(4,068)
Dividends paid	(1,869)	(1,876)	(1,868)
Repurchase of common stock	(12,426)	(5,306)	(2,202)
Other financing activities	(254)	—	(54)
Net cash used in financing activities	(31,255)	(45,957)	(18,445)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,545	4,037	(308)
CASH AND CASH EQUIVALENTS, beginning of year	19,157	15,120	15,428
CASH AND CASH EQUIVALENTS, end of year	$22,702	$19,157	$15,120

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash payments for interest	$8,183	$10,859	$11,198
Cash payments for income taxes	18,735	17,583	14,535
Non-cash investing and financing activities:
Restricted shares withheld from employees for settlement of tax liabilities	$3,061	$—	$—
Business acquisition contingent cash consideration	4,075	—	—
Capital expenditures incurred but not paid for as of the end of the year	1,451	1,670	963
Equity related transaction costs incurred but not paid for as of the end of the year	—	—	756

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

1. DESCRIPTION OF BUSINESS

Core Laboratories Inc. (“Core Laboratories”, “Core Lab”, “the Company”, “we”, “our” or “us”) is a Delaware corporation. We were established in 1936 and are one of the world’s leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry primarily through client relationships with many of the world’s major, national and independent oil companies. These services and products can enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from their new and existing fields. We make measurements on reservoir rocks, reservoir fluids (crude oil, natural gas and water) and their derived products. In addition, we assist clients in evaluating subsurface targets associated with carbon capture and sequestration projects or initiatives. We have over 70 offices in more than 50 countries and have approximately 3,300 employees.

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

We operate our business in two segments: (1) Reservoir Description and (2) Production Enhancement. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. For a description of the types of services and products offered by these operating segments, see Note 20 - Segment Reporting and Other Disaggregated Information.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the years ended December 31, 2024 and 2023.

Prior Period Immaterial Corrections

The Company has made certain adjustments to previously reported amounts to correct immaterial errors in our consolidated balance sheet as of December 31, 2024. These adjustments included 1) a misclassification of $4.7 million between income taxes receivable and deferred tax liabilities, and 2) a $5.4 million write off associated with income taxes receivable recorded prior to 2021, which were determined to be unrecoverable. The write off associated with periods prior to 2021, results in a reduction of $0.5 million in income taxes receivable, an increase of $4.9 million in income taxes payable, with $5.4 million recorded as an adjustment to beginning retained earnings in the consolidated balance sheet as of December 31, 2024 and the beginning retained earnings as of December 31, 2023 in the consolidated statements of changes in equity.

We evaluated these matters in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,

and determined that their related impact was not material to the financial statements for any prior annual or interim periods. The Company will correct comparative previously reported financial information for these immaterial matters in our future filings, as applicable.

Recent Accounting Pronouncements

Pronouncements Adopted in 2025

In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve transparency of income tax disclosures, primarily by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendment is effective for annual periods beginning after December 15, 2024. We adopted the guidance for the year ended December 31, 2025, and our disclosures regarding income taxes were expanded. See Note 8 - Income Taxes. The guidance has been applied prospectively, therefore, certain comparative information for the years ended December 31, 2024 and 2023 has not been reported where new disclosures not previously required are presented.

Pronouncements Not Yet Effective

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

In December 2025, FASB issued ASU 2025-11—Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify the applicability of Topic 270, including types of interim reporting and the form and content of interim financial statements. It also provides a comprehensive list of required interim disclosures and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendment is effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the update to have an effect on our interim reporting.

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

Foreign Currencies

Our functional currency is the U.S. Dollar (“USD”). All inter-company financing, transactions and cash flows with our subsidiaries are transacted in USD. Revenue and expenses denominated in other currencies are measured at the applicable month-end exchange rate which approximates the average exchange rate. We remeasure monetary assets and liabilities denominated in other currencies to USD at year-end exchange rates. Non-monetary items, depreciation, amortization and certain components of cost of sales are measured at historical rates. Remeasurement and settlement difference are included in other (income) expense, net in the accompanying consolidated statements of operations. See Note 18 - Other (Income) Expense, net.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2025, 2024 and 2023. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We apply the expected credit losses methodology for measurement of credit losses on financial assets measured at amortized cost basis. We evaluate our estimate for credit losses on an on-going basis throughout the year.

Concentration of Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility debt, which carries a variable interest rate. We are exposed to interest rate risk on our Senior Notes which carry a fixed interest rate, but whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. See Note 10 - Long-term Debt, net.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less. These items are carried at cost, which approximates fair value.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients, monitor collections and payments, consider our historical collection experience and our current aging of client receivables outstanding, in addition to client’s representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for credit losses for specific clients and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for credit losses. The net carrying value of accounts receivable approximates fair value.

Contract Assets and Liabilities

Contract assets and liabilities arise from differences in timing of revenue recognition, billings and cash collections.

Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time. For example, we have contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the performance obligations. We include the current portion of contract assets in accounts receivable. Contract assets were not material at December 31, 2025 and 2024.

Contract liabilities consist of advance payments received and billings in excess of revenue recognized. We generally receive up-front payments relating to our consortia studies. We recognize revenue over the life of the study as the testing and analysis results are made available to our consortia members. We classify contract liabilities for contracts with a duration greater than twelve months as current or non-current based on the timing of revenue recognition. The current portion of contract liabilities is included in unearned revenues, and the non-current portion of contract liabilities is included in other long-term liabilities. Contract liabilities were not material at December 31, 2025 and 2024.

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

When long-lived assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets or asset groups to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying value and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2025, 2024 and 2023.

The geopolitical conflict between Russia and Ukraine, which began in February 2022, and has continued through December 31, 2025, has resulted in some disruptions to our operations in Russia and Ukraine. The Company evaluated long-lived assets in Russia and Ukraine as part of our assessment of our assets group and did not identify triggering events as of December 31, 2025. Based on our assessments, we determined there was no impairment for long-lived assets in Russia and Ukraine as of December 31, 2025. See Note 17 - Impairments.

Leases

We have operating leases primarily consisting of offices and lab space, machinery, equipment and vehicles. We determine if an arrangement is an operating or finance lease at inception. Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Where our lease does not provide an implicit rate, we estimate the discount rate used to discount the future minimum lease payments using our incremental borrowing rate and other information available at the commencement date. Operating leased assets also include all initial direct costs incurred. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating leased assets are included in right of use (“ROU”) assets and, along with current and long-term operating lease liabilities, are separately presented in our consolidated balance sheet. Financing leased assets are included in property, plant and equipment, net and the related liabilities are included in other current and other long-term liabilities in our consolidated balance sheet.

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

Intangibles and Goodwill

Intangible assets, which include trade secrets, patents, technology, agreements not to compete, trade names, and trademarks, are carried at cost less accumulated amortization and any impairment, for intangibles with a definite life. Intangibles with definite lives are amortized using the straight-line method based on the estimated useful life of the intangible. We review our intangible assets with definite lives for impairment when events or changes in circumstances indicate that carrying value may not be recovered over their remaining service lives.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. Intangibles with indefinite lives and goodwill are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate intangibles with indefinite lives and goodwill are more likely than not impaired.

We assess intangibles with indefinite lives and goodwill for impairment by performing a qualitative assessment or a quantitative test. The qualitative assessment is to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than carrying value. If it is concluded that it is more-likely-than not that an impairment exists, a quantitative test is required which compares the estimated fair value to the carrying value. If the estimated fair value is less than the carrying value, then there is an impairment loss limited to the carrying value.

Significant judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value which include assumptions regarding future revenue growth rates, discount rates and expected margins. See Note 17 - Impairments.

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

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken, in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 8 - Income Taxes.

With the Redomestication, the Company became subject to U.S. Subpart F (“Subpart F”) income tax on controlled foreign corporations, which primarily applies to passive income. In addition, global intangible low-taxed income (“GILTI”) tax must also be recognized. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in the future years or provide for tax expense related to GILTI in the year the tax is incurred. The Company recognizes tax expense related to GILTI in the year the tax is incurred.

Pension and Other Postretirement Benefit Plans

We provide a non-contributory defined benefit pension plan covering substantially all of our Dutch employees (“Dutch Plan”) who were hired prior to 2000. We recognize net periodic pension costs associated with the Dutch Plan in income and recognize the unfunded status of the plan, if any, in other long-term liabilities in the consolidated balance sheet. We recognize the actuarial gains or losses that arise during the period as a component of other comprehensive income. The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates. Actual results could differ from those estimates. See Note 11 - Pension and Other Postretirement Benefit Plans.

We maintain defined contribution plans for the benefit of eligible employees primarily in Canada, the Netherlands, the United Kingdom and the United States. We expense contributions in the period the contribution is made.

Derivative Instruments

We may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates or currency exchange rates. See Note 14 - Derivative Instruments and Hedging Activities.

We do not enter into derivatives for speculative purposes.

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income (loss) consists of unrecognized net actuarial gain or loss from the Dutch Plan and changes in the fair value of our interest rate swaps. See Note 11 - Pension and Other Postretirement Benefit Plans and Note 14 - Derivative Instruments and Hedging Activities.

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

To a lesser extent, we enter into other types of contracts including service arrangements and non-subscription software and licensing agreements. We recognize revenue for these arrangements over time or at a point in time, depending on our evaluation of when the client obtains control of the promised services or products.

Product Sales Revenue: We manufacture equipment that we sell to our clients in the oil and gas industry, and we recognize revenue when control of the promised product is transferred to the client. Control of the product usually passes to the client at the time shipment is made or picked up by the client at our facilities, as defined within the contract.

Disaggregation of Revenue

We contract with clients for service revenue and/or product sales revenue. We present revenue disaggregated by services and product sales in our consolidated statements of operations. For revenue disaggregated by operating segment, see Note 20 - Segment Reporting and Other Disaggregated Information.

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

3. ACQUISITIONS AND DIVESTURES

We had no significant acquisitions or divestitures during the years ended December 31, 2025, 2024 and 2023.

On October 1, 2025, we acquired 100% of the equity interests in Solintec Consultoria E Servicos De Geologia Ltda., a Brazilian limited liability company and a leading provider of geological services to the region’s oil and gas industry (“Solintec”). The acquisition is included in our Reservoir Description operating segment. The total purchase price is comprised of an initial cash payment of $2.3 million plus up to $3.7 million of additional contingent cash consideration, payable in annual installments, provided certain performance targets are achieved over the two-year period following closing. We have not finalized the assessment of the fair values of assets acquired, including intangible assets, and liabilities assumed or the resulting goodwill and its taxability. Fair value estimates of certain assets and liabilities require more current financial information or are based on significant judgments and assumptions. Our estimates of acquisition date fair value will be adjusted where required as additional information is received during the measurement period subsequent to the acquisition date, not to exceed one year. The financial position and results of Solintec are not material to the consolidated financial statements.

Purchase price payments in the amount of $0.4 million have been retained as a guarantee against potential indemnified losses and will be released over a period of time based on the level of any indemnified losses. In addition, Solintec has received prepayments from a customer to cover any costs associated with the related customer contract in the amount of $1.0 million. These amounts are included in cash and cash equivalents.

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$24,962	$27,127
Parts and materials	26,932	28,953
Work in progress	2,602	3,322
Total inventories	$54,496	$59,402

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

5. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net are as follows (in thousands):

	December 31,
	2025	2024
Land	$10,412	$10,402
Building and leasehold improvements	123,512	117,682
Machinery and equipment	286,230	283,296
Total property, plant and equipment	420,154	411,380
Less: Accumulated depreciation	(320,707)	(314,317)
Property, plant and equipment, net	$99,447	$97,063

See Note 18 - Other (Income) Expense, net for additional information regarding the write-down of leasehold improvements.

6. LEASES

Our operating leases primarily consist of offices and lab space, machinery, equipment, and vehicles.

We abandoned certain leases in the U.S. and Canada during the years ended December 31, 2024 and 2023. We entered into a sublease agreement that commenced on July 1, 2023 and was terminated at the beginning of 2025, for a portion of the existing office and lab space in Calgary, Alberta, Canada. See Note 18 - Other (Income) Expense, net for additional information regarding the write-down of right of use assets.

The components of lease expense and other information are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations:
Operating lease expense	$17,056	$16,998	$17,454
Short-term lease expense	1,596	1,720	1,768
Variable lease expense	1,740	1,719	1,758
Sublease income	—	(227)	(113)
Total lease expense	$20,392	$20,210	$20,867
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$17,008	$16,708	$16,541
Right of use assets obtained in exchange for operating lease liabilities	$10,988	$14,237	$17,005
Other information:
Weighted-average remaining lease term - operating leases	7.98 years	8.70 years	9.24 years
Weighted-average discount rate - operating leases	5.47%	5.45%	5.32%

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

December 31, 2025
Operating Leases
2026	$14,013
2027	11,142
2028	8,810
2029	6,058
2030	4,192
Thereafter	22,531
Total undiscounted lease payments	66,746
Less: Imputed interest	(12,981)
Total operating lease liabilities	$53,765

7. INTANGIBLES AND GOODWILL

The components of intangibles, net are as follows (in thousands):

		December 31,
		2025		2024
		Gross	Accumulated Amortization	Gross	Accumulated Amortization
	Useful life in years	Carrying Value	and Impairment	Carrying Value	and Impairment
Acquired trade secrets	2-20	$4,278	$(4,108)	$4,278	$(3,967)
Acquired patents and technology	4-15	15,604	(14,306)	15,722	(14,243)
Agreements not to compete and other	2-5	2,143	(1,106)	1,105	(1,105)
Acquired trade names and trademarks	Indefinite	4,624	(11)	4,624	(11)
Total intangibles, net		$26,649	$(19,531)	$25,729	$(19,326)

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

December 31, 2025
2026	$614
2027	459
2028	244
2029	181
2030	1,007

The following table summarizes the change in goodwill for each reportable segment (in thousands):

	Reservoir	Production
	Description	Enhancement	Total
Balance at December 31, 2023	$99,445	$—	$99,445
Balance at December 31, 2024	$99,445	$—	$99,445
Business acquisitions	6,344	—	6,344
Balance at December 31, 2025	$105,789	$—	$105,789

8. INCOME TAXES

See Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements - Pronouncements Adopted in 2025. We elected to apply ASU 2023-09 prospectively, therefore, certain comparative information for the years ended December 31, 2024 and 2023 has not been reported where new disclosures not previously required are presented.

The components of income before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
United States	$(3,247)	$(11,045)	$3,907
Other countries	49,143	57,232	37,303
Income before income taxes	$45,896	$46,187	$41,210

The components of income tax expense are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current:
United States	$1,671	$1,231	$1,204
Other countries	12,217	12,205	13,446
State and provincial	222	(22)	597
Total current	14,110	13,414	15,247
Deferred:
United States	2,173	(2,487)	1,555
Other countries	(866)	2,842	(12,343)
State and provincial	88	265	(274)
Total deferred	1,395	620	(11,062)
Income tax expense	$15,505	$14,034	$4,185

The table below summarizes cash payments, net of refunds, for income taxes by legal jurisdiction (in thousands):

For the Year Ended December 31,
2025
United States	$—
Other countries:
Canada	3,030
Colombia	(1,200)
Curacao	(2,619)
France	1,214
Malta	2,395
Netherlands	8,067
Russia	1,349
Other countries	6,255
State and provincial	244
Total	$18,735

The differences in income tax expense computed using the U.S. statutory income tax rate of 21% and our income tax expense as reported in the accompanying consolidated statements of operations are as follows (in thousands):

	For the Year Ended December 31,
	2025
Tax at the statutory income tax rate	$9,638	21.0%
State and provincial taxes (1)	263	0.6%
Foreign taxes:
Canada
Change in valuation allowance	1,109	2.4%
Withholding taxes	578	1.3%
Other	775	1.7%
Colombia
Foreign exchange	(615)	(1.3%)
Other	(99)	(0.2%)
Indonesia
Change in valuation allowance	(479)	(1.0%)
Other	(412)	(0.9%)
Malaysia
Change in valuation allowance	896	2.0%
Other	(35)	(0.1%)
Mexico
Unrecoverable receivable	1,212	2.6%
Other	165	0.3%
Netherlands
Withholding taxes	805	1.7%
International earnings taxed at rates other than the statutory income tax rate	886	1.9%
Other	399	0.9%
Curacao
Withholding taxes	(1,142)	(2.5%)
International earnings taxed at rates other than the statutory income tax rate	585	1.3%
Foreign exchange	(569)	(1.2%)
Other	40	0.1%
Russian Federation
Foreign exchange	(906)	(2.0%)
Other	(368)	(0.8%)
United Kingdom
Research and development credit	(628)	(1.4%)
Adjustments of prior year taxes - interest income	550	1.2%
Unremitted earnings of subsidiaries	(1,346)	(2.9%)
Foreign exchange	(950)	(2.1%)
Other	1,620	3.5%
Other countries	998	2.2%
Withholding taxes - other countries	1,074	2.3%
Changes in unrecognized tax benefits	(1,202)	(2.6%)
United States taxes:
Non-deductible expenses	1,873	4.1%
Foreign earnings currently taxed in the U.S. :
GILTI tax	6,959	15.1%
Subpart F income inclusion	(1,670)	(3.6%)
Change in valuation allowance	4,682	10.2%
Tax credits:
Foreign tax credit	(7,853)	(17.1%)
Research and development credit	(376)	(0.8%)
Other	(952)	(2.1%)
Income tax expense	$15,505	33.8%

(1) State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

The 2025 tax expense was primarily impacted by our geographic mix of earnings, non-deductible expenses, unrecoverable tax receivables and valuation allowance on deferred tax assets. The Company is subject to Subpart F income tax, which is a tax primarily on passive income from controlled foreign corporations. In addition, the Company recognizes global intangible low-taxed income (“GILTI”). For the year ended December 31, 2025, the Company estimates approximately $23.8 million of GILTI income and $0.5 million of Subpart F income with a U.S. tax effect of $5.0 million and $0.1 million, respectively. Foreign tax credits associated with this and other foreign income of $7.8 million were offset by $4.7 million in valuation allowance for a net benefit of $3.1 million. Additionally, for the year ended December 31, 2025, the Company recorded adjustments of prior year taxes which had a tax effect of $1.9 million and $(1.8) million associated with GILTI and Subpart F income, respectively.

	For the Years Ended December 31,
	2024	2023
Tax at the statutory income tax rate	$9,553	$8,139
State and provincial taxes	136	243
International earnings taxed at rates other than the statutory income tax rate	2,237	5,749
Non-deductible expenses	1,092	2,168
Net operating loss	(190)	4,661
Foreign earnings currently taxed in the U.S.	3,934	3,077
Change in valuation allowance	337	(1,107)
Tax credits	(5,823)	(7,410)
Unremitted earnings of subsidiaries	891	(14,464)
Adjustments of prior year taxes	(935)	701
Changes in unrecognized tax benefits	208	519
Foreign exchange	(964)	(171)
Accrued withholding taxes	3,262	1,639
Other	296	441
Income tax expense	$14,034	$4,185

For the year ended December 31, 2024, the Company estimated approximately $10.0 million of GILTI income and $8.7 million of Subpart F income with a U.S. tax effect of $2.1 million and $1.8 million, respectively. For the year ended December 31, 2023, the Company estimated no GILTI income and Subpart F income of $14.7 million with a U.S. tax effect of $3.1 million.

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

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying value and their tax basis. Deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry-forwards	$8,796	$6,279
Tax credit carry-forwards	14,889	5,811
Accruals for compensation	5,543	9,236
Accruals for inventory capitalization	1,675	1,673
Unrealized benefit from corporate restructuring	32,677	36,762
Intangibles	1,646	1,886
Unrealized benefit plan loss	796	962
Unrealized foreign exchange and capital loss carry-forwards	5,453	2,819
Unearned revenue	2,103	2,632
Interest carry-forward	15,895	16,084
Other	2,589	1,074
Total deferred tax assets	92,062	85,218
Valuation allowance	(15,833)	(8,812)
Net deferred tax assets	76,229	76,406
Deferred tax liabilities:
Property, plant and equipment, net	(5,947)	(2,840)
Accrued withholding taxes	(10,872)	(11,279)
Unrealized foreign exchange	—	(1,542)
Other	(24)	(198)
Total deferred tax liabilities	(16,843)	(15,859)
Net deferred income taxes	$59,386	$60,547

The table below summarizes the net deferred tax assets and net deferred tax liabilities by legal jurisdiction (in thousands):

	December 31,
	2025	2024
Long-term deferred tax assets, net	$67,381	$69,613
Long-term deferred tax liabilities, net	(7,995)	(9,066)
Net deferred income taxes	$59,386	$60,547

Deferred tax assets associated with tax credit carryforwards are in the U.S. and interest carry-forwards are in both the U.S. and U.K. The tax credits and interest carry-forwards may only be utilized against certain U.S. and U.K. related income in their respective jurisdictions. The U.S. tax credit carryforwards have a 10-year carry-forward period from the year generated while interest carry-forwards have no expiration date.

At December 31, 2025, we had tax net operating loss carry-forwards in various tax jurisdictions of $38.3 million. As of December 31, 2025, if unused, net operating loss carry-forwards of $3.0 million will expire between 2026 and 2027, $3.2 million will expire between 2028 and 2030, $5.0 million will expire between 2031 and 2034 and $1.6 million will expire beyond 2034. The remaining balance of $25.5 million is not subject to expiration. During 2025, no material net operating loss carry-forwards expired unused, that were not subject to valuation allowance.

Although we cannot be certain that our deferred tax assets will be realized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize those that are not subject to a valuation allowance.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, primarily in Canada, Indonesia, Kuwait and Nigeria, and the years 2011 through 2024 remain open for examination in various tax jurisdictions in which we operate. The ultimate settlement and timing of these additional tax assessments is uncertain, but the Company will continue to vigorously defend its return filing position and does not view the assessments as probable at this time.

During 2025, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at January 1,	$3,272	$3,483	$3,509
Tax positions, current period	1,421	138	144
Tax positions, prior period	(67)	(165)	68
Lapse of applicable statute of limitations	(405)	(184)	(238)
Unrecognized tax benefits at December 31,	$4,221	$3,272	$3,483

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in other long-term liabilities. For the years ended December 31, 2025, 2024 and 2023, we recognized $(2.3) million, $0.2 million and $0.6 million, respectively, in interest and penalties. As of December 31, 2025 and 2024, we had $2.8 million and $5.1 million, respectively, accrued for the payment of interest and penalties. As of December 31, 2025, 2024 and 2023, there are $0.5 million, $0.4 million and $0.4 million, respectively, of unrecognized tax benefits that if recognized would affect our effective tax rate.

9. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2025	2024
Cash surrender value of life insurance policies	$26,627	$25,435
Investments in unconsolidated affiliates	4,426	5,080
Other	4,211	4,273
Total other assets	$35,264	$34,788

Cash surrender value of life insurance policies is associated with postretirement benefit plans. See Note 11 - Pension and Other Postretirement Benefit Plans. Investments include unconsolidated affiliates accounted for under the equity method where the operations of these entities are in line with those of our core business. These entities are not considered special purpose entities, nor do we have special off-balance sheet arrangements through these entities.

10. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

			December 31,
	Interest Rate	Maturity Date	2025	2024
Credit Facility			$3,000	$18,000
2021 Senior Notes Series A(1)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B(1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A(2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B(2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			113,000	128,000
Less: Debt issuance costs			(2,745)	(1,889)
Long-term debt, net			$110,255	$126,111
(1)
Interest is payable semi-annually on June 30 and December 30.
(2)
Interest is payable semi-annually on March 28 and September 28.

On July 22, 2025, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $150.0 million with a $50.0 million “accordion” feature. Draws up to $100.0 million are available in the form of a revolving credit facility, and a single draw of $50.0 million is available in the form of a delayed draw term loan (“DDTL”) through January 12, 2026. The DDTL is repayable in quarterly installments of $625 thousand and prepayments are permitted without penalty. Any remaining outstanding balances under the revolving credit facility and the DDTL are due at maturity on July 22, 2029, subject to springing maturity dates unless the Company’s liquidity equals or exceeds the principal amount of each of the respective senior notes series that remain outstanding on each of the respective springing maturity dates as follows:

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

Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $11.0 million at December 31, 2025, resulting in an available borrowing capacity under the Credit Facility of approximately $136.0 million. In addition to indebtedness under the Credit Facility, we had approximately $8.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2025.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.10, and our interest coverage ratio is 7.79, each for the period ended December 31, 2025. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of December 31, 2025.

We, along with CLIH as issuer, have senior notes outstanding that were issued through private placement transactions. Series A and Series B of the 2021 Senior Notes were issued in 2021 (the “2021 Senior Notes”). Series A and Series B of the 2023 Senior Notes were issued in 2023 (the “2023 Senior Notes”). The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior Notes”. On January 12, 2026, we made a single draw of $50.0 million on the DDTL and repaid the 2021 Senior Notes Series A in the principal amount of $45.0 million. As such, we continued to classify 2021 Senior Notes Series A as long-term debt as of December 31, 2025.

See Note 14 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our 2023 Senior Notes.

The estimated fair value of total debt at December 31, 2025 and 2024 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

Prior to January 2020, one of our subsidiaries provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees who were hired prior to 2000 (“Dutch Plan”). This pension benefit was based on years of service and final pay or career average pay depending on when the employee began participating. The Dutch Plan was curtailed prior to January 2020, and these employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch Plan (in thousands):

	For the Years Ended
	December 31,
	2025	2024
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$40,669	$43,985
Interest cost	1,495	1,403
Benefits paid and administrative expenses	(1,714)	(1,587)
Actuarial (gain) loss, net	(3,142)	(1,114)
Unrealized (gain) loss on foreign exchange	5,123	(2,018)
Projected benefit obligation at end of year	$42,431	$40,669

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$38,949	$41,713
Increase (decrease) in plan asset value	(1,476)	12
Employer contributions	374	742
Benefits paid and administrative expenses	(1,714)	(1,587)
Unrealized gain (loss) on foreign exchange	4,928	(1,931)
Fair value of plan assets at end of year	$41,061	$38,949

Under-funded status of the plan at end of the year	$(1,370)	$(1,720)

Accumulated Benefit Obligation	$41,072	$40,669

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation and the net periodic pension cost for the Dutch Plan:

	For the Years Ended December 31,
	2025	2024
Weighted average assumed discount rate	4.06%	3.48%
Expected long-term rate of return on plan assets	4.06%	3.48%
Weighted average rate of compensation increase	1.90%	2.00%

The discount rate used to determine our projected benefit obligation at December 31, 2025 was increased from 3.48% to 4.06%, consistent with a general increase in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the consolidated balance sheets consist of (in thousands):

	December 31,
	2025	2024
Deferred tax asset	$350	$440
Other long-term liabilities	1,370	1,720
Accumulated other comprehensive loss	(5,499)	(5,890)

The components of net periodic pension cost for the Dutch Plan include (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest cost	$1,495	$1,403	$1,480
Expected return on plan assets	(1,205)	(1,178)	(1,365)
Net periodic pension cost	$290	$225	$115

We funded the future obligations of the Dutch Plan by purchasing an insurance contract from a large multi-national insurance company with a five-year maturity. Each year we made annual premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee’s age, gender and current salary, and (2) for the changes in the benefit obligation for prior years of service due to changes in participants’ salary. Plan assets returns equal the contractual rates, which are comparable with governmental debt securities. We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2), which approximates the contract value of the investments. Our expected long-term rate of return assumptions are based on the weighted-average contractual rates for each contract. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

In 2026, our minimum funding requirements are expected to be $0.3 million. Our estimate of future annual contributions is based on current funding and the unconditional indexation requirements, and we believe these contributions will be sufficient to fund the plan.

Expected benefit payments to eligible participants under this plan for the next five years are as follows (in thousands):

December 31, 2025
2026	$1,973
2027	2,192
2028	2,335
2029	2,517
2030	2,568
Succeeding five years	13,515

Defined Contribution Plans

We maintain defined contribution plans for the benefit of eligible employees primarily in Canada, the Netherlands, the United Kingdom, and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the defined contribution plans. Our primary obligation under these defined contribution plans is limited to paying the annual contributions. For the years ended December 31, 2025, 2024 and 2023, we paid $4.4 million, $4.7 million and $4.3 million, respectively, for our contributions and our additional discretionary contributions to the defined contribution plans.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant’s termination of employment to the extent they are not vested at that time.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees to provide additional retirement income to the participants. The benefit is determined by the contract for either a fixed amount or by a calculation using years of service or age at retirement along with the average of their base salary for the five years prior to retirement. We are not required to fund this arrangement; however, we have purchased life insurance policies with cash surrender values to assist us in providing the benefits pursuant to these deferred compensation contracts with the actual benefit payments made by Core Laboratories. The charge to expense for these deferred compensation contracts for the years ended December 31, 2025, 2024 and 2023 was $0.7 million, $0.9 million and $1.1 million, respectively.

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

We also have adopted a non-qualified deferred compensation plan (“Deferred Compensation Plan”) that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the Deferred Compensation Plan for employees in the United States, due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Contributions to the plan are invested in equity and other investment fund assets and carried on the balance sheet at fair value. The benefits under these contracts are fully vested. Our primary obligation for the Deferred Compensation Plan is limited to our annual contributions. Employer contributions to the Deferred Compensation Plan for the years ended December 31, 2025, 2024 and 2023 were $0.4 million, $0.4 million and $0.4 million, respectively. Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant’s termination of employment to the extent they are not vested at that time.

12. COMMITMENTS AND CONTINGENCIES

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

See Note 10 - Long-term Debt, net for amounts committed under letters of credit and performance guarantees and bonds.

13. EQUITY

Common Stock

In 2024 and 2023, we issued 28,311 and 239,455 shares, respectively, of authorized common stock in conjunction with our stock-based compensation plans. See Note 16 - Stock-Based Compensation.

In connection with the Redomestication Transaction in May 2023, Core Laboratories Inc.’s common stock par value was decreased by $0.7 million for the difference between the total par value of common stock of Core Laboratories Inc. and the total par value of common shares of Core Laboratories N.V. at the date of transfer, with an offset to additional paid in capital. In addition, equity related transaction costs associated with the Redomestication Transaction of $4.8 million were charged to additional paid in capital.

Treasury Stock

The repurchase of shares in the open market is at the discretion of our Board of Directors and management. Such common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. From the activation of the discretionary share repurchases on October 29, 2002 through December 31, 2025, we have repurchased 41,860,760 shares for an aggregate purchase price of approximately $1.7 billion, or an average price of $40.30 per share and have canceled 33,475,406 shares with a historical cost of $1.2 billion. At December 31, 2025, we held 871,489 shares in treasury. During the year ended December 31, 2025, we distributed 463,244 shares of treasury stock upon vesting of stock-based awards. During the year ended December 31, 2025, we repurchased 1,194,685 shares of our common stock for $15.5 million, of which 226,082 shares valued at $3.5 million were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants’ tax burdens resulting from the issuance of common stock under that plan. As of December 31, 2025, we had not settled $3.1 million of these tax liabilities with the taxing authorities. Subsequent to year-end, we have repurchased 1,695 shares of our common stock for approximately $29.0 thousand.

Dividend Policy

Core Laboratories has maintained a cash dividend program since 2008. In 2025, 2024 and 2023, cash dividends of $0.01 per share were paid in each quarter. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions. On February 4, 2026, the Company declared a quarterly cash dividend of $0.01 per share for shareholders of record on February 16, 2026 payable on March 9, 2026.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income taxes, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	December 31,
	2025	2024
Pension and other postretirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,499)	$(5,890)
Interest rate swaps - net fair value gain (loss)	(307)	121
Total accumulated other comprehensive income (loss)	$(5,806)	$(5,769)

Retained Earnings

The beginning balances of retained earnings and total equity for the year ended December 31, 2023 have been adjusted for certain prior period immaterial corrections. See Note 2 - Summary of Significant Accounting Policies.

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we may utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

In March 2021, we entered into a forward interest rate swap agreement and carried the fair value of certain terminated variable-to-fixed swaps into the agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement was to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates were fixed up to a notional amount of $60.0 million with this instrument. The interest rate swap qualified as a cash flow hedging instrument. The forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship was highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). In June 2023, the Company issued the 2023 Senior Notes with an aggregate principal amount of $50 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the LIBOR hedging instrument. The Company recognized a gain of $0.4 million in earnings for the $10 million over hedged portion of the interest rate swap in 2023. The unamortized balance included in accumulated other comprehensive income (loss) on this swap will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033. All other interest rate swaps have expired.

As of December 31, 2025, the aggregated loss on interest swaps included in accumulated other comprehensive income (loss) is a net loss of $0.3 million. See Note 13 - Equity - Accumulated Other Comprehensive Income (Loss).

As of December 31, 2025, we had fixed rate long-term debt aggregating $110.0 million and variable rate long-term debt aggregating $3.0 million.

The effect of the interest rate swaps on the consolidated statements of operations was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(12)	$57	$260	Increase (decrease) to interest expense
10 year interest rate swap	(529)	(1,097)	(752)	Increase (decrease) to interest expense
	$(541)	$(1,040)	$(492)

15. FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value balances (in thousands):

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$26,627	$—	$26,627	$—
	$26,627	$—	$26,627	$—

Liabilities:
Deferred compensation liabilities	$18,451	$—	$18,451	$—
	$18,451	$—	$18,451	$—

	Fair Value Measurement at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$25,435	$—	$25,435	$—
	$25,435	$—	$25,435	$—

Liabilities:
Deferred compensation liabilities	$19,103	$—	$19,103	$—
	$19,103	$—	$19,103	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

16. STOCK-BASED COMPENSATION

We have two stock incentive plans: the 2024 Long-Term Incentive Plan (the “LTIP”) and the 2023 Non-Employee Director Stock Incentive Plan (the “Director Plan”). We issue shares from either treasury stock or authorized common stock for the following stock-based compensation plans. In 2025, we issued 463,244 shares out of treasury stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2024 Long-Term Incentive Plan

Under the LTIP, awards may be granted to eligible employees until May 8, 2034, and the maximum number of shares available for award is 14,100,000 shares. At December 31, 2025, approximately 1,442,168 shares remained available for the grant of new awards.

We have granted restricted stock awards under two programs: (1) the Performance Share Award Program (“PSAP”); and (2) the Restricted Share Award Program (“RSAP”). During the year ended December 31, 2025, participants surrendered 226,082 shares to settle any personal tax liabilities which may result from the award, as permitted by the agreements. We recorded these surrendered shares as treasury stock with an aggregate cost of $3.5 million at $15.59 per share.

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

We award certain members of our executive and senior management teams rights to receive common stock if our calculated return on invested capital (“ROIC”), as defined in the PSAP Agreement, achieves certain performance criteria as compared to the Bloomberg Peer Group, as defined in the PSAP Agreement, on the last trading day of the three-year performance period. Additional shares may be awarded above the target level subject to ROIC performance and certain total shareholder return (“TSR”) performance criteria, as defined in the PSAP agreement. The PSAP is recorded as an equity award that requires us to recognize compensation expense over the shorter of the three-year performance period or requisite service period, as determined for each participant individually.

On January 14, 2026, the Compensation Committee of our Board of Directors approved the 2026 PSAP award for an aggregate total of 391,116 shares (at target level) to certain members of our executive and senior management teams. The performance period and conditions are similar to the prior year’s PSAP awards as discussed above.

The following table summarizes information of shares awarded under the PSAP (in thousands except share data):

	For the Years Ended December 31,
	2025	2024	2023
Grants awarded (share unit)	692,205	830,785	507,410
Grant date fair value of grants awarded	$11,300	$11,770	$12,274
Grant date fair value (intrinsic value) of shares vested	$8,060	$3,005	$7,169

Stock compensation expense recognized:
Acceleration due to retirement eligibility (1)	$3,505	$3,457	$6,515
Adjustment due to expected performance level and forfeitures	(787)	(6,075)	(779)
Stock compensation expense recognized	2,149	2,893	3,396
Total stock compensation expense recognized	$4,867	$275	$9,132
Other information:
Remaining stock compensation expense to be recognized	$12,699	$10,763	$6,845
Remaining weighted average period over which stock compensation expense will be recognized	18 months	18 months	18 months

(1) Additional stock compensation expense has been recorded in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”, which states that the period over which stock compensation expense is recognized should not extend beyond the eligible retirement age as defined in each executive’s PSAP award agreement. The PSAP awards remain unvested until the end of the performance period and until it can be determined whether the performance criteria have been achieved. The executive will not forfeit the right to vest in the awarded shares if they voluntarily retire from the Company after attaining the retirement age as defined in each agreement.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Directors approved the RSAP to attract and retain key employees, and to better align employee interests with those of our shareholders. Each of these grants has a vesting period of principally either five or six years, and vests ratably, or as specified in the award agreements, on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award.

The following table summarizes information of shares awarded under the RSAP (in thousands except share data):

	For the Years Ended December 31,
	2025	2024	2023
Grants awarded (share unit)	153,490	14,220	180,450
Grant date fair value of grants awarded	$2,309	$245	$3,559
Grant date fair value (intrinsic value) of shares vested	$2,073	$3,371	$4,087

Stock compensation expense recognized	$1,552	$2,668	$3,935
Other information:
Remaining stock compensation expense to be recognized	$4,984	$4,625	$8,144
Remaining weighted average period over which stock compensation expense will be recognized	51 months	46 months	49 months

2023 Non-Employee Director Stock Incentive Plan

Under the Director Plan, awards may be granted until June 28, 2033, and the maximum number of shares available for award under this plan is 1,400,000 shares. As of December 31, 2025, approximately 392,560 shares remained available for the grant of new awards.

We have granted restricted stock awards under the Restricted Share Award Program for Non-Employee Directors (the “Director Program”). The Compensation Committee of our Board of Directors approved the Director Program to compensate our non-employee Directors.

All shares awarded have a vesting period of one year for each grant. There are no performance accelerators for early vesting for these awards. Awards under the Director Program are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award.

On January 14, 2026, the Compensation Committee of our Board of Directors approved the 2026 award for an aggregate total of 47,370 shares to our non-employee directors. The grant date of the award is on April 1, 2026 with a vesting period of one year.

The following table summarizes information of shares awarded under the Restricted Share Award Program for Non-Employee Directors (in thousands, except share data):

	For the Years Ended December 31,
	2025	2024	2023
Grants awarded (share unit)	48,414	55,902	38,514
Grant date fair value of grants awarded	$692	$955	$860

Stock compensation expense recognized	$718	$812	$904
Other information:
Remaining stock compensation expense to be recognized	$173	$199	$215
Remaining weighted average period over which stock compensation expense will be recognized	3 months	3 months	3 months

Equity Compensation Plans Information

Non-vested restricted share awards outstanding and changes during the year ended December 31, 2025 under both the LTIP and the Director Plan are as follows:

	For the Year Ended December 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2024	1,569,715	$18.35
Granted	894,109	$15.99
Vested	(463,244)	$23.94
Forfeited	(153,695)	$21.89
Non-vested at December 31, 2025	1,846,885	$15.51

Stock-based compensation expense under both the LTIP and the Director Plan recognized in the consolidated statement of operations is as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cost of services and product sales	$1,844	$1,847	$4,625
General and administrative expense	5,293	1,908	9,346
Total stock-based compensation expense	$7,137	$3,755	$13,971

17. IMPAIRMENTS

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through December 31, 2025, has resulted in some disruptions to our operations in Russia and Ukraine. As of December 31, 2025, all laboratory facilities, offices, and locations in Russia and Ukraine continued to operate with no significant impact to local business operations. Therefore, we determined there was no triggering event for long-lived assets in Russia and Ukraine, and no impairment assessments have been performed as of December 31, 2025.

For the years ended December 31, 2025, 2024 and 2023, there were no triggering events during the year, and we determined there was no impairment for any of our long-lived assets or asset groups.

We completed our annual impairment assessment of indefinite lived intangible assets and goodwill of our reporting units for the years ended December 31, 2025, 2024 and 2023, by performing qualitative assessments, which indicated we did not meet the threshold of more likely than not that there was impairment and therefore no quantitative tests were required. No impairments were recorded for our indefinite lived intangible assets or goodwill for the years ended December 31, 2025, 2024 and 2023.

18. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Gain on sale of assets	$(813)	$(1,779)	$(200)
Results of non-consolidated subsidiaries	654	(236)	(394)
Foreign exchange (gain) loss, net	745	1,197	176
Rents and royalties	(24)	(1,922)	(698)
Return on pension assets and other pension costs	(1,205)	(1,178)	(1,365)
Credits and other settlements	(429)	—	(1,046)
Assets write-down, loss on lease abandonment and other exit costs	707	1,809	2,289
Insurance recovery - business interruption and costs	(1,466)	(4,034)	—
Insurance recovery - property, plant and equipment	(6,830)	(4,398)	—
ATM termination costs	—	—	455
Severance and other charges	2,256	985	—
Other, net	(1,209)	(397)	(67)
Total other (income) expense, net	$(7,614)	$(9,953)	$(850)

In 2024, we sold certain ownership interest in mineral rights of certain properties for a net gain of $1.4 million, which is included in gain on sale of assets.

During the year ended December 31, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million.

During the years ended December 31, 2025, 2024 and 2023, as a result of our continuous efforts in consolidating and exiting certain facilities in the U.S. and other international locations for operational efficiency, we recognized a write-down of the associated leasehold improvements, right of use assets and other assets and incurred lease abandonment and other exit costs of $0.7 million, $1.8 million and $2.3 million, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility and we have recorded insurance recovery associated with business interruption and increase in cost of work of $1.1 million and $4.0 million during the years ended December 31, 2025 and 2024, respectively. Additionally, we recorded insurance recovery associated with loss on property and assets of $6.8 million and $4.4 million, respectively, during the years ended December 31, 2025 and 2024. In September 2025, Core Lab reached final settlement with the insurance company.

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

Foreign exchange (gain) loss, net for the primary currencies in which we operate and those with a material effect for the period presented is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Australian Dollar	$(7)	$(2)	$81
British Pound	(52)	117	(408)
Canadian Dollar	(44)	293	156
Euro	824	41	438
Indonesian Rupiah	163	315	82
Russian Ruble	(336)	36	(375)
Other currencies, net	197	397	202
Foreign exchange (gain) loss, net	$745	$1,197	$176

19. EARNINGS PER SHARE

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

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Weighted average common shares outstanding - basic	46,427	46,897	46,683
Effect of dilutive securities:
Restricted shares	41	52	97
Performance shares	560	736	743
Weighted average common shares outstanding - diluted	47,028	47,685	47,523

20. SEGMENT REPORTING AND OTHER DISAGGREGATED INFORMATION

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

Summarized financial information of our operating segments is shown in the following table (in thousands):

As at and for the years ended:	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
December 31, 2025
CODM Measure - Revenue from unaffiliated clients	$347,683	$178,837	$—	$526,520
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	250	200	(450)	—
Cost of services and product sales	269,274	147,389	924	417,587
General and administrative expense (2)	29,657	15,773	—	45,430
Depreciation and amortization	10,532	4,117	—	14,649
Other operating (income) expense, net (3)	(6,046)	(284)	(2,029)	(8,359)
Foreign exchange (gain) loss, net (3)	577	(13)	181	745
CODM Measure - Segment operating income	43,939	12,055	474	56,468
Supplemental Disclosures:
Total assets	331,984	140,963	111,063	584,010
Capital expenditures	12,177	2,203	209	14,589

December 31, 2024
CODM Measure - Revenue from unaffiliated clients	$346,146	$177,702	$—	$523,848
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	123	214	(337)	—
Cost of services and product sales	269,169	151,916	(563)	420,522
General and administrative expense (2)	25,531	14,239	—	39,770
Depreciation and amortization	10,660	4,293	—	14,953
Other operating (income) expense, net (3)	(11,542)	550	(158)	(11,150)
Foreign exchange (gain) loss, net (3)	985	306	(94)	1,197
CODM Measure - Segment operating income	51,466	6,612	478	58,556
Supplemental Disclosures:
Total assets (4)	317,488	149,446	118,196	585,130
Capital expenditures	11,413	1,318	297	13,028

December 31, 2023
CODM Measure - Revenue from unaffiliated clients	$333,345	$176,445	$—	$509,790
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	156	249	(405)	—
Cost of services and product sales	256,480	145,194	(1,717)	399,957
General and administrative expense (2)	25,792	14,467	—	40,259
Depreciation and amortization	11,462	4,322	—	15,784
Other operating (income) expense, net (3)	(994)	(5)	(27)	(1,026)
Foreign exchange (gain) loss, net (3)	(278)	197	257	176
CODM Measure - Segment operating income	41,039	12,519	1,082	54,640
Supplemental Disclosures:
Total assets	309,162	161,359	115,874	586,395
Capital expenditures	8,312	1,808	459	10,579

(1) “Corporate and other” represents those items not directly related to a particular operating segment and eliminations.

(2) General and administrative expense is presented as a total amount to the CODM and consists primarily of employee benefits, professional fees and information technology costs.

(3) Other operating (income) expense, net and foreign currency exchange (loss), net are included in the consolidated statement of operations as other (income) expense, net. See Note 18 - Other (Income) Expense, net for further detail.

(4) Total assets for Reservoir Description have been adjusted for certain prior period immaterial corrections. See Note 2 - Summary of Significant Accounting Policies.

Disaggregated Revenue

We derive our revenue from services and product sales contracts with clients primarily in the oil and gas industry. No single client accounted for 10% or more of revenue in any of the periods presented. Summarized financial information of our contracts is shown in the following table (in thousands):

	For the Years Ended December 31,
1	2025	2024	2023
Reservoir Description Services	$334,660	$334,325	$322,921
Production Enhancement Services	64,762	53,880	48,993
Total Revenue - Services	$399,422	$388,205	$371,914

Reservoir Description Product sales	$13,023	$11,821	$10,424
Production Enhancement Product sales	114,075	123,822	127,452
Total Revenue - Product sales	$127,098	$135,643	$137,876

Total Revenue	$526,520	$523,848	$509,790

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

As at and for the years ended:	United States	Other Countries (1) (2)	Consolidated
December 31, 2025
Revenue	$175,327	$351,193	$526,520
Property, plant and equipment, net	43,841	55,606	99,447

December 31, 2024
Revenue	$178,895	$344,953	$523,848
Property, plant and equipment, net	46,666	50,397	97,063

December 31, 2023
Revenue	$178,549	$331,241	$509,790
Property, plant and equipment, net	50,792	48,834	99,626

(1) Revenue earned in other countries was not individually greater than 10% of our consolidated revenue in 2025, 2024 and 2023.

(2) Property, plant and equipment, net in other countries, was not individually greater than 10% of our consolidated property, plant and equipment, net in 2025, 2024 and 2023.

CORE LABORATORIES INC.

Schedule II - Valuation and Qualifying Account

(In thousands)

	Balance at Beginning of Period	Additions Charged to/(Recovered from) Expense	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2025
Allowance for credit losses	$3,192	$3,416	$(332)	$41	$6,317
Year ended December 31, 2024
Allowance for credit losses	$2,280	$1,203	$(298)	$7	$3,192
Year ended December 31, 2023
Allowance for credit losses	$2,214	$179	$(113)	$—	$2,280

(1) Comprised primarily of differences due to changes in exchange rates.