Form 10-Q
period 2026-03-31
Core Laboratories Inc. /DE/
filed 2026-05-01
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at April 24, 2026 was 46,096,682.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,819	$22,702
Accounts receivable, net of allowance for credit losses of $6,488 and $6,317 at 2026 and 2025, respectively	108,277	113,528
Inventories	57,784	54,496
Prepaid expenses	11,356	9,734
Income taxes receivable	6,917	7,270
Other current assets	7,218	6,935
TOTAL CURRENT ASSETS	214,371	214,665
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $319,112 and $320,707 at 2026 and 2025, respectively	99,985	99,447
RIGHT OF USE ASSETS	54,708	54,346
INTANGIBLES, net of accumulated amortization and impairment of $19,739 and $19,531 at 2026 and 2025, respectively	6,893	7,118
GOODWILL	105,796	105,789
DEFERRED TAX ASSETS, net	71,296	67,381
OTHER ASSETS	34,679	35,264
TOTAL ASSETS	$587,728	$584,010
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,982	$37,275
Accrued payroll and related costs	22,295	26,525
Taxes other than payroll and income	4,065	4,272
Unearned revenues	4,708	5,552
Operating lease liabilities	12,097	11,456
Income taxes payable	4,214	4,255
Other current liabilities	17,373	16,680
TOTAL CURRENT LIABILITIES	104,734	106,015
LONG-TERM DEBT, net	114,460	110,255
LONG-TERM OPERATING LEASE LIABILITIES	41,285	42,309
DEFERRED COMPENSATION	28,165	29,381
DEFERRED TAX LIABILITIES, net	8,073	7,995
OTHER LONG-TERM LIABILITIES	15,867	15,847
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,966,868 issued and 46,048,268 outstanding at 2026; 46,966,868 issued and 46,095,379 outstanding at 2025	470	470
Additional paid-in capital	115,221	110,245
Retained earnings	171,413	172,662
Accumulated other comprehensive income (loss)	(5,754)	(5,806)
Treasury stock (at cost), 918,600 and 871,489 shares at 2026 and 2025, respectively	(12,464)	(11,585)
Total Core Laboratories Inc. shareholders' equity	268,886	265,986
Non-controlling interest	6,258	6,222
TOTAL EQUITY	275,144	272,208
TOTAL LIABILITIES AND EQUITY	$587,728	$584,010

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)
REVENUE:
Services	$94,252	$95,091
Product sales	27,545	28,494
Total revenue	121,797	123,585
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	76,115	72,980
Cost of product sales, exclusive of depreciation expense shown below	25,958	26,489
General and administrative expense, exclusive of depreciation expense shown below	14,718	13,647
Depreciation	3,556	3,593
Amortization	208	124
Other (income) expense, net	(645)	2,335
OPERATING INCOME	1,887	4,417
Interest expense	2,891	2,602
Income (loss) before income taxes	(1,004)	1,815
Income tax expense (benefit)	(251)	1,746
Net income (loss)	(753)	69
Net income attributable to non-controlling interest	36	223
Net income (loss) attributable to Core Laboratories Inc.	$(789)	$(154)

EARNINGS PER SHARE INFORMATION:
Basic earnings (loss) per share	$(0.02)	$—
Basic earnings (loss) per share attributable to Core Laboratories Inc.	$(0.02)	$—

Diluted earnings (loss) per share	$(0.02)	$—
Diluted earnings (loss) per share attributable to Core Laboratories Inc.	$(0.02)	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,073	46,773
Assuming dilution	46,073	46,773

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)
Net income (loss)	$(753)	$69
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income	(6)	(220)
Income tax benefit on interest rate swaps reclassified to net income	1	46
Total interest rate swaps	(5)	(174)
Pension and other postretirement benefit plans:
Amortization of actuarial gain reclassified to net income	77	77
Income tax expense on pension and other postretirement benefit plans reclassified to net income	(20)	(20)
Total pension and other postretirement benefit plans	57	57
Total other comprehensive income (loss)	52	(117)
Comprehensive loss	(701)	(48)
Comprehensive income attributable to non-controlling interest	36	223
Comprehensive loss attributable to Core Laboratories Inc.	$(737)	$(271)

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)
Common Stock
Balance at Beginning of Period	$470	$470
Balance at End of Period	$470	$470
Additional Paid-In Capital
Balance at Beginning of Period	$110,245	$109,547
Stock-based compensation	4,976	4,027
Balance at End of Period	$115,221	$113,574
Retained Earnings
Balance at Beginning of Period	$172,662	$144,862
Dividends paid	(460)	(469)
Net income (loss) attributable to Core Laboratories Inc.	(789)	(154)
Balance at End of Period	$171,413	$144,239
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,806)	$(5,769)
Interest rate swaps, net of income taxes	(5)	(174)
Pension and other postretirement benefit plans, net of income taxes	57	57
Balance at End of Period	$(5,754)	$(5,886)
Treasury Stock
Balance at Beginning of Period	$(11,585)	$(2,537)
Stock-based compensation	56	132
Repurchase of common stock	(935)	(2,022)
Balance at End of Period	$(12,464)	$(4,427)
Non-Controlling Interest
Balance at Beginning of Period	$6,222	$5,745
Net income attributable to non-controlling interest	36	223
Balance at End of Period	$6,258	$5,968
Total Equity
Balance at Beginning of Period	$272,208	$252,318
Stock-based compensation	5,032	4,159
Dividends paid	(460)	(469)
Net income (loss)	(753)	69
Interest rate swaps, net of income taxes	(5)	(174)
Pension and other postretirement benefit plans, net of income taxes	57	57
Repurchase of common stock	(935)	(2,022)
Balance at End of Period	$275,144	$253,938

Cash Dividends per Share	$0.01	$0.01

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,966,868	46,966,868
Balance at End of Period	46,966,868	46,966,868

Treasury Stock - Number of shares
Balance at Beginning of Period	(871,489)	(140,048)
Stock-based compensation	4,670	6,970
Repurchase of common stock	(51,781)	(131,598)
Balance at End of Period	(918,600)	(264,676)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,095,379	46,826,820
Stock-based compensation	4,670	6,970
Repurchase of common stock	(51,781)	(131,598)
Balance at End of Period	46,048,268	46,702,192

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(753)	$69
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	5,032	4,159
Depreciation and amortization	3,764	3,717
Assets write-down	180	34
Inventory write-off and obsolescence	168	643
Net provision for credit losses	241	668
Changes in value of life insurance policies	513	779
Deferred income taxes	(3,719)	(1,817)
Realization of pension obligation	47	45
Other non-cash items	(730)	872
Changes in assets and liabilities:
Accounts receivable	5,010	(6,606)
Inventories	(3,456)	(272)
Prepaid expenses and other current assets	(1,551)	1,391
Other assets	(7)	3
Accounts payable	2,847	2,971
Accrued expenses	(845)	617
Unearned revenues	(844)	440
Other liabilities	(1,932)	(1,053)
Net cash provided by operating activities	3,965	6,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - operations	(3,448)	(2,785)
Capital expenditures - rebuilding of Aberdeen facility	(1,443)	(794)
Proceeds from insurance recovery - Aberdeen facility	—	3,121
Proceeds from sale of assets	1,491	1,230
Patents and other intangibles	9	—
Net cash provided by (used in) investing activities	(3,391)	772
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(62,000)	(15,000)
Proceeds from long-term debt	66,000	13,000
Dividends paid	(460)	(469)
Repurchase of common stock	(3,997)	(2,022)
Other financing activities	—	9
Net cash used in financing activities	(457)	(4,482)
NET CHANGE IN CASH AND CASH EQUIVALENTS	117	2,950
CASH AND CASH EQUIVALENTS, beginning of period	22,702	19,157
CASH AND CASH EQUIVALENTS, end of period	$22,819	$22,107

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,875	$2,260
Cash payments (net of refunds) for income taxes	$2,971	$1,015
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$1,482	$1,990

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

We operate our business in two segments: (1) Reservoir Description and (2) Production Enhancement. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. For a description of the types of services and products offered by these operating segments, see Note 15 - Segment Reporting.

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto included in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2025, was derived from the 2025 audited consolidated financial statements. There have been no changes to the accounting policies during the three months ended March 31, 2026, except as noted below.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2026, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2026.

Certain reclassifications were made to prior period amounts included in this Quarterly Report on Form 10-Q in order to conform to the current period presentations. Refer to Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, Note 2 - Summary of Significant Accounting Policies - Prior Period Immaterial Corrections. Specifically, the Company has made adjustments to previously reported beginning retained earnings and total assets for the three months ended March 31, 2025. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2025.

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

Return to Index

We have performed assessments for LLA located in regions impacted by the Middle East and Russia/Ukraine geopolitical conflicts and no triggering events have been identified to indicate that their net book value may not be recoverable as of March 31, 2026.

Recent Accounting Pronouncements

Pronouncements Adopted in 2026

In July 2025, FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows public business entities to apply a practical expedient when estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendment is effective for annual and interim periods beginning after December 15, 2025. We adopted the guidance during the three months ended March 31, 2026. The Company has elected to apply the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. When an account is determined to be uncollectible, we charge the receivable to our allowance for credit losses.

Issued But Not Yet Effective

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

3. ACQUISITIONS AND DIVESTITURES

We had no significant business acquisitions or divestitures during the three months ended March 31, 2026 and 2025.

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$27,201	$24,962
Parts and materials	27,752	26,932
Work in progress	2,831	2,602
Total inventories	$57,784	$54,496

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

Return to Index

5. LEASES

Our operating leases primarily consist of offices and lab space, machinery, equipment, and vehicles. We terminated certain leases in the U.S. and other international locations during the three months ending March 31, 2026 and 2025. See Note 12 - Other (Income) Expense, net for additional information regarding lease termination costs.

The components of lease expense and other information are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Consolidated Statements of Operations:
Operating lease expense	$4,475	$4,178
Short-term lease expense	411	489
Variable lease expense	479	481
Total lease expense	$5,365	$5,148
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$4,431	$4,206
Right of use assets obtained in exchange for operating lease liabilities	$4,354	$4,155
Other information:
Weighted-average remaining lease term - operating leases	7.72 years	8.38 years
Weighted-average discount rate - operating leases	5.42%	5.46%

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

March 31, 2026
Operating Leases
Remainder of 2026	$12,703
2027	11,257
2028	8,810
2029	6,145
2030	4,320
Thereafter	22,904
Total undiscounted lease payments	66,139
Less: Imputed interest	(12,757)
Total operating lease liabilities	$53,382

6. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Credit Facility - Revolving Loan	Variable	July 22, 2029	$2,000	$3,000
Credit Facility - Delayed Draw Term Loan	Variable	July 22, 2029	50,000	—
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	—	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			117,000	113,000
Less: Debt issuance costs			(2,540)	(2,745)
Long-term debt, net			$114,460	$110,255

(1) Interest is payable semi-annually on June 30 and December 30.

Return to Index

(2) Interest is payable semi-annually on March 28 and September 28.

On July 22, 2025, we, along with our direct subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $150.0 million with a $50.0 million “accordion” feature. Draws up to $100.0 million are available in the form of a revolving credit facility, and a single draw of $50.0 million was made in the form of a delayed draw term loan (“DDTL”) on January 12, 2026. The $50.0 million proceeds from the DDTL were primarily used to retire $45.0 million of Senior Notes Series A, which matured on January 12, 2026, see further discussion below. The DDTL is repayable in quarterly installments of $625 thousand beginning June 2026, and prepayments are permitted without penalty. We intend to repay the DDTL using borrowings under our existing long-term credit facility, therefore, we continue to classify this term loan as long-term debt. Any remaining outstanding balances under the revolving credit facility and the DDTL are due at maturity on July 22, 2029, subject to springing maturity dates unless the Company’s liquidity equals or exceeds the principal amount of each of the respective senior notes series that remain outstanding on each of the respective springing maturity dates as follows:

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

Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $12.5 million at March 31, 2026, resulting in an available borrowing capacity under the Credit Facility of approximately $85.5 million. In addition to indebtedness under the Credit Facility, we had approximately $6.9 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2026.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 1.20 and our interest coverage ratio is 7.20, each for the period ended March 31, 2026. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of March 31, 2026.

We, along with CLIH as issuer, have senior notes outstanding that were issued through private placement transactions. Series B of the 2021 Senior Notes were issued in 2021 (the “2021 Senior Notes”). Series A and Series B of the 2023 Senior Notes were issued in 2023 (the “2023 Senior Notes”). The 2021 Senior Notes and the 2023 Senior Notes are collectively the “Senior

Return to Index

Notes”. On January 12, 2026, we repaid the 2021 Senior Notes Series A with aggregate principal amount of $45.0 million upon the maturity date with the single draw of $50.0 million from the delayed draw term loan.

See Note 10 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our 2023 Senior Notes.

The estimated fair value of total debt at March 31, 2026 and December 31, 2025, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

The components of net periodic pension cost for the Dutch Plan include (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Interest cost	$423	$347
Expected return on plan assets	(350)	(280)
Net periodic pension cost	$73	$67

8. COMMITMENTS AND CONTINGENCIES

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

See Note 6 - Long-term Debt, net for amounts committed under letters of credit and performance guarantees and bonds.

9. EQUITY

Treasury Stock

During the three months ended March 31, 2026, we distributed 4,670 shares of treasury stock upon vesting of stock-based awards. During the three months ended March 31, 2026, we repurchased 51,781 shares of our common stock for $0.9 million, of which 1,695 shares valued at $29 thousand were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participant’s tax burdens resulting from the issuance of common stock under the plan. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March 2026, we paid a quarterly cash dividend of $0.01 per share of common stock. In addition, on April 29, 2026, we declared a quarterly cash dividend of $0.01 per share of common stock for shareholders of record on May 11, 2026, and payable on June 1, 2026.

Return to Index

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,442)	$(5,499)
Interest rate swaps - net gain (loss) on fair value	(312)	(307)
Total accumulated other comprehensive income (loss)	$(5,754)	$(5,806)

Retained Earnings

The beginning balances of retained earnings and total equity for the three months ended March 31, 2025 have been adjusted for certain prior period immaterial corrections. See Note 2 - Summary of Significant Accounting Policies Update.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we may utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

In March 2021, we entered into a forward interest rate swap agreement and carried the fair value of certain terminated variable-to-fixed swaps into the agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement was to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates were fixed up to a notional amount of $60.0 million with this instrument. The interest rate swap qualified as a cash flow hedging instrument. The forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship was highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). In June 2023, the Company issued the 2023 Senior Notes with an aggregate principal amount of $50.0 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the LIBOR hedging instrument. The unamortized net loss on this swap included in accumulated other comprehensive income (loss) at March 31, 2026 of $0.3 million will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033.

The effect of interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$(12)	Increase (decrease) to interest expense
10 year interest rate swap	(6)	(208)	Increase (decrease) to interest expense
	$(6)	$(220)

11. FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$26,097	$—	$26,097	$—
	$26,097	$—	$26,097	$—
Liabilities:
Deferred compensation liabilities	$18,565	$—	$18,565	$—
	$18,565	$—	$18,565	$—

		Fair Value Measurement at
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$26,627	$—	$26,627	$—
	$26,627	$—	$26,627	$—
Liabilities:
Deferred compensation liabilities	$18,451	$—	$18,451	$—
	$18,451	$—	$18,451	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Gain on sale of assets	$(1,013)	$(6)
Results of non-consolidated subsidiaries	79	(37)
Foreign exchange (gain) loss, net	380	480
Rents and royalties	—	(7)
Return on pension assets and other pension costs	(350)	(280)
Assets write-down, loss on lease termination and other exit costs	639	707
Severance and other charges	—	2,256
Other, net	(380)	(778)
Total other (income) expense, net	$(645)	$2,335

During the three months ended March 31, 2026 and 2025, as a result of our continuous efforts in consolidating and exiting certain facilities in the U.S. and other international locations for operational efficiency, we sold property in Tulsa, Oklahoma for a net gain of $0.9 million. In addition, we recognized a write-down of the associated leasehold improvements, right of use assets and other assets and incurred lease termination and other exit costs of $0.6 million and $0.7 million, respectively.

Return to Index

Foreign exchange (gain) loss, net for the primary currencies in which we operate and those with a material effect for the period presented is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2026	2025
British Pound	$(64)	$(6)
Canadian Dollar	23	46
Euro	(70)	285
Indonesian Rupiah	50	74
Russian Ruble	97	(185)
Other currencies, net	344	266
Foreign exchange (gain) loss, net	$380	$480

13. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax benefit of $(0.3) million for the three months ended March 31, 2026 compared to income tax expense of $1.7 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 and 2025, was 25.0% and 96.2%, respectively . The effective tax rate for the three months ended March 31, 2026, was primarily impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter. The effective tax rate for the three months ended March 31, 2025, was impacted by approximately $1.4 million of additional tax expense recorded for items discrete to the quarter. These discrete items are primarily associated with the finalization of certain tax jurisdictions’ return to provision assessments due to changes in estimates.

14. EARNINGS (LOSS) PER SHARE

We compute basic earnings (loss) per share by dividing net income (loss) attributable to Core Laboratories Inc. by the number of weighted average common shares outstanding during the period. Diluted earnings (loss) per share includes the incremental effect of contingently issuable shares from performance and restricted stock awards, as determined using the treasury stock method.

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Weighted average common shares outstanding - basic	46,073	46,773
Effect of dilutive securities:
Restricted shares	—	—
Performance shares	—	—
Weighted average common shares outstanding - assuming dilution	46,073	46,773

For the three months ended March 31, 2026 and 2025, the number of Core Laboratories Inc. restricted and performance shares of common stock that were excluded from the diluted earnings (loss) per share calculation as their impact would be antidilutive, were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Restricted shares	89	77
Performance shares	887	730

Return to Index

15. SEGMENT REPORTING

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

Summarized financial information of our operating segments is shown in the following table (in thousands):

Return to Index

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended March 31, 2026
CODM Measure - Revenue from unaffiliated clients	$81,931	$39,866	$—	$121,797
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	118	29	(147)	—
Cost of services and product sales	68,107	33,629	337	102,073
General and administrative expense (2)	9,970	4,748	—	14,718
Depreciation and amortization	2,779	985	—	3,764
Other operating (income) expense, net (3)	(431)	(131)	(463)	(1,025)
Foreign exchange (gain) loss, net (3)	478	(140)	42	380
CODM Measure - Segment operating income	1,146	804	(63)	1,887
Supplemental Disclosures:
Total assets	333,341	141,142	113,245	587,728
Capital expenditures	4,509	306	76	4,891

Three months ended March 31, 2025
CODM Measure - Revenue from unaffiliated clients	$80,897	$42,688	$—	$123,585
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	16	68	(84)	—
Cost of services and product sales	64,605	34,761	103	99,469
General and administrative expense (2)	9,038	4,609	—	13,647
Depreciation and amortization	2,615	1,102	—	3,717
Other operating (income) expense, net (3)	2,128	539	(812)	1,855
Foreign exchange (gain) loss, net (3)	188	242	50	480
CODM Measure - Segment operating income	2,339	1,503	575	4,417
Supplemental Disclosures:
Total assets (4)	318,436	149,297	118,510	586,243
Capital expenditures	2,422	1,129	28	3,579

(1) "Corporate & Other" represents those items that are not directly related to a particular operating segment and eliminations.

(2) General and administrative expense is presented as a total amount to the CODM and consists primarily of employee compensation costs, professional fees and information technology costs.

(3) Other operating (income) expense, net and foreign currency exchange (loss), net are included in the consolidated statement of operations as other (income) expense, net. See Note 12 - Other (income) expense, net for further details.

(4) Total assets at March 31, 2025 included in the Reservoir Description operating segment have been adjusted for certain prior period immaterial corrections. See Note 2 - Significant Accounting Policies Update.

Return to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of March 31, 2026, and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and (ii) the audited consolidated financial statements and accompanying notes thereto included in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Part II, “Item 1A - Risk Factors” of this Quarterly Report and “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed by us with the Securities and Exchange Commission (“SEC”).

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

Recent geopolitical developments, including the escalation of armed conflict in the Middle East, have dramatically shifted the crude oil supply-demand balance. On February 28, 2026 the United States and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against United States and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Quarterly Report, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict. While the Company believes the fundamentals for energy-related services remain stable, near-term volatility in commodity prices meaningfully raises the level of uncertainty. The Company is monitoring developments with respect to the ongoing military conflict with Iran, including the impact on global commodity prices and potential shipping and logistics disruptions, which could affect our customers and their activity levels in the region.

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

Return to Index

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended March 31,
	2026		2025		$ Change	% Change
REVENUE:
Services	$94,252	77%	$95,091	77%	$(839)	(1)%
Product sales	27,545	23%	28,494	23%	(949)	(3)%
Total revenue	121,797	100%	123,585	100%	(1,788)	(1)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	76,115	81%	72,980	77%	3,135	4%
Cost of product sales, exclusive of depreciation expense shown below*	25,958	94%	26,489	93%	(531)	(2)%
Total cost of services and product sales	102,073	84%	99,469	80%	2,604	3%
General and administrative expense, exclusive of depreciation expense shown below	14,718	12%	13,647	11%	1,071	8%
Depreciation and amortization	3,764	3%	3,717	3%	47	1%
Other (income) expense, net	(645)	(1)%	2,335	2%	(2,980)	NM
OPERATING INCOME	1,887	2%	4,417	4%	(2,530)	(57)%
Interest expense	2,891	2%	2,602	2%	289	11%
Income (loss) before income taxes	(1,004)	(1)%	1,815	1%	(2,819)	NM
Income tax expense (benefit)	(251)	—%	1,746	1%	(1,997)	NM
Net income (loss)	(753)	(1)%	69	—%	(822)	NM
Net income attributable to non-controlling interest	36	—%	223	—%	(187)	NM
Net income (loss) attributable to Core Laboratories Inc.	$(789)	(1)%	$(154)	—%	$(635)	412%

Other Data:
Current ratio (1)	2.05:1		2.21:1
Debt to EBITDA ratio (2)	1.34:1		1.37:1
Debt to Adjusted EBITDA ratio (3)	1.20:1		1.31:1

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

Return to Index

	Three Months Ended
	March 31, 2026		December 31, 2025		$ Change	% Change
REVENUE:
Services	$94,252	77%	$106,987	77%	$(12,735)	(12)%
Product sales	27,545	23%	31,268	23%	(3,723)	(12)%
Total revenue	121,797	100%	138,255	100%	(16,458)	(12)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	76,115	81%	80,277	75%	(4,162)	(5)%
Cost of product sales, exclusive of depreciation expense shown below*	25,958	94%	29,239	94%	(3,281)	(11)%
Total cost of services and product sales	102,073	84%	109,516	79%	(7,443)	(7)%
General and administrative expense, exclusive of depreciation expense shown below	14,718	12%	10,631	8%	4,087	38%
Depreciation and amortization	3,764	3%	3,668	3%	96	3%
Other (income) expense, net	(645)	(1)%	(1,392)	(1)%	747	(54)%
OPERATING INCOME	1,887	2%	15,832	11%	(13,945)	(88)%
Interest expense	2,891	2%	2,609	2%	282	11%
Income (loss) before income taxes	(1,004)	(1)%	13,223	10%	(14,227)	NM
Income tax expense (benefit)	(251)	—%	8,094	6%	(8,345)	NM
Net income (loss)	(753)	(1)%	5,129	4%	(5,882)	NM
Net income attributable to non-controlling interest	36	—%	181	—%	(145)	NM
Net income (loss) attributable to Core Laboratories Inc.	$(789)	(1)%	$4,948	4%	$(5,737)	NM

Other Data:
Current ratio (1)	2.05:1		2.02:1
Debt to EBITDA ratio (2)	1.34:1		1.20:1
Debt to Adjusted EBITDA ratio (3)	1.20:1		1.10:1

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

Return to Index

Operating Results for the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025 and December 31, 2025

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development and production of oil, gas and derived products outside the U.S. For the three months ended March 31, 2026, service revenue was $94.3 million, a decrease of 1% year-over-year and a decrease of 12% sequentially. Year-over-year, revenues decreased primarily due to lower activity levels in the international markets partially offset by increased activity in the U.S. market. Revenue was negatively impacted by the ongoing geopolitical conflicts in the Middle East, Russia and Ukraine, and expanded sanctions previously discussed, which disrupted our client activity, field access and laboratory operations across certain international markets. The supply-chain disruptions, delays and rerouting of crude oil and derived products through the Strait of Hormuz negatively impacted our laboratory assay services and regional studies. Additionally, severe weather across North America, Europe and the Mediterranean region, negatively impacted certain operations and delayed our client activity.

Sequentially, the decrease in service revenue was primarily due to lower demand for laboratory assay services in several international regions. As discussed above, revenue has been impacted by the ongoing geopolitical conflicts, particularly the Middle East, expanded sanctions that have caused disruptions to certain energy infrastructure, such as restricted field access, temporary declines in the trading and maritime transportation of crude oil and derived products, as well as the weather events across several regions discussed above.

Product Sales Revenue

Product sales are primarily tied to U.S. onshore drilling and completion activities and product sales to international markets. Product sales to international markets are typically sold and shipped in bulk, and revenue can vary from one quarter to another. For the three months ended March 31, 2026, product sales revenue of $27.5 million decreased 3% year-over-year and 12% sequentially. Year-over-year, the decrease was primarily due to the lower level of U.S. onshore drilling and completion activity and lower bulk shipments to international markets primarily due to delayed product shipments into the region impacted by the geopolitical conflicts discussed above.

Sequentially, the decrease was due to the lower levels of bulk sales in the international markets but partially offset by increased product sales in the U.S.

Cost of Services, excluding depreciation

Cost of services was $76.1 million for the three months ended March 31, 2026, an increase of 4% year-over-year and a decrease of 5% sequentially. The year-over-year increase in cost of services was primarily due to 1) higher shipping and insurance costs resulting from the geopolitical conflicts; and 2) an unfavorable effect of exchange rates on costs denominated in foreign currency, such as the Euro and British Pound, resulting from the devaluation of the U.S. dollar during these periods, causing higher employee compensation and certain other operating costs in some international regions.

Sequentially, the decrease in cost of services is primarily due to a decrease in service revenue partially offset by the increase in employee compensation and certain other operating costs discussed above.

Cost of services expressed as a percentage of service revenue was 81% for the three months ended March 31, 2026, compared to 77% for the same period in the prior year and 75% for the prior quarter and was primarily driven by lower revenue during the three months ended March 31, 2026 as client projects have been delayed or cancelled in the Middle East region as a result of the geopolitical conflict which escalated during the three months ended March 31, 2026. Although service revenue declined, the Company still incurred employee compensation and fixed overhead costs which increased cost of services as a percentage of service revenue. In addition, employee compensation and operating costs were higher due to changes in the exchange rates as discussed above.

Return to Index

Cost of Product Sales, excluding depreciation

Cost of product sales was $26.0 million for the three months ended March 31, 2026, a decrease of 2% year-over-year and 11% sequentially. The year-over-year and sequential decrease in cost of product sales were in line with changes in product sales revenue.

Cost of product sales expressed as a percentage of product sales revenue was 94% for the three months ended March 31, 2026, compared to 93% for the same period in the prior year and compared to 94% in the prior quarter. Changes in cost of product sales expressed as a percentage of product sales revenue year over year was affected by absorption of fixed costs on changes in revenue base and continued increase in certain material and logistic costs during the three months ended March 31, 2026.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations.

G&A expense for the three months ended March 31, 2026, was $14.7 million, which increased $1.0 million, compared to the same period in 2025. The year-over-year increase was primarily due to higher stock compensation expense recorded in 2026 along with increased outside service costs.

G&A expense for the three months ended March 31, 2026, increased $4.1 million compared to the prior quarter primarily due to the acceleration of stock compensation expense for retirement eligible executives of $3.7 million in 2026.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2026, was $3.8 million, an increase of 1% year-over-year and 3% sequentially. The increase in depreciation and amortization expense compared to the prior year period and sequentially is primarily due to business acquisitions in 2025.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Gain on sale of assets	$(1,013)	$(6)
Results of non-consolidated subsidiaries	79	(37)
Foreign exchange (gain) loss, net	380	480
Rents and royalties	—	(7)
Return on pension assets and other pension costs	(350)	(280)
Assets write-down, loss on lease termination and other exit costs	639	707
Severance and other charges	—	2,256
Other, net	(380)	(778)
Total other (income) expense, net	$(645)	$2,335

During the three months ended March 31, 2026 and 2025, as a result of our continuous efforts in consolidating and exiting certain facilities in the U.S. and other international locations for operational efficiency, we sold property in Tulsa, Oklahoma for a net gain of $0.9 million. In addition, we recognized a write-down of the associated leasehold improvements, right of use assets and other assets and incurred lease abandonment and other exit costs of $0.6 million and $0.7 million, respectively.

Return to Index

Foreign exchange (gain) loss, net for the primary currencies in which we operate and those with a material effect for the period presented is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2026	2025
British Pound	$(64)	$(6)
Canadian Dollar	23	46
Euro	(70)	285
Indonesian Rupiah	50	74
Russian Ruble	97	(185)
Other currencies, net	344	266
Foreign exchange (gain) loss, net	$380	$480

Interest Expense

Interest expense for the three months ended March 31, 2026, was $2.9 million and increased $0.3 million or 11% for both year-over-year and sequentially. The year-over-year and sequential increases are primarily due to borrowings of $50.0 million under the delayed draw term loan at higher variable interest rates used to repay the $45.0 million 2021 Senior Notes Series A at a lower fixed rate. Year over year, this was slightly offset by lower average borrowings and lower rates on our revolving credit facility.

Income Tax Expense (Benefit)

The Company recorded an income tax benefit of $(0.3) million for the three months ended March 31, 2026 compared to income tax expense of $1.7 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 and 2025, was 25.0% and 96.2%, respectively. The effective tax rate for the three months ended March 31, 2026, was primarily impacted by the earnings mix of jurisdictions subject to tax for the period and items discrete to the quarter. The effective tax rate for the three months ended March 31, 2025, was impacted by approximately $1.4 million of additional tax expense recorded for items discrete to the quarter. These discrete items are primarily associated with the finalization of certain tax jurisdictions’ return to provision assessments due to changes in estimates.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

	Three Months Ended						Year-Over-Year	Sequential
	March 31, 2026		March 31, 2025		December 31, 2025		% Change	% Change
REVENUE:
Reservoir Description	$81,931	67%	$80,897	65%	$92,282	67%	1%	(11)%
Production Enhancement	39,866	33%	42,688	35%	45,973	33%	(7)%	(13)%
Consolidated	$121,797	100%	$123,585	100%	$138,255	100%	(1)%	(12)%
OPERATING INCOME:
Reservoir Description *	$1,146	1%	$2,339	3%	$12,823	14%	(51)%	(91)%
Production Enhancement *	804	2%	1,503	4%	3,025	7%	(47)%	(73)%
Corporate and Other (1)	(63)	0%	575	0%	(16)	0%	NM	NM
Consolidated	$1,887	2%	$4,417	4%	$15,832	11%	(57)%	(88)%

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

Revenue from the Reservoir Description operating segment of $81.9 million for the three months ended March 31, 2026 increased 1% year-over-year and decreased 11% sequentially. Year-over-year revenue was slightly higher for reservoir rock and fluid analysis projects in the U.S. and laboratory crude assay services in the Europe region. However, sequentially, the recent conflict in the Middle East, coupled with ongoing geopolitical conflict in Russia and Ukraine, and the expanded sanctions previously discussed, further disrupted client activity and demand for our crude assay work and regional studies in certain international regions in the three months ended March 31, 2026.

Operating income of $1.1 million for the three months ended March 31, 2026, decreased year-over-year by $1.2 million and decreased $11.7 million sequentially. Operating margins were 1% for the three months ended March 31, 2026, compared to 3% for the same period in the prior year, and 14% sequentially. Year-over-year, despite a slight increase in revenue, the decrease in operating income and operating margins was primarily attributable to 1) increases in employee compensation and operating costs caused by unfavorable effects of exchange rates discussed above; and 2) a higher level of Corporate G&A expenses of $0.7 million absorbed in the segment. See discussion of General and Administrative Expense, above. These cost increases were partially offset by lower facility exit costs and certain asset write-downs totaling $0.6 million recorded during the three months ended March 31, 2026 compared to a total charge of $2.7 million on severance, facility exit costs and asset write-downs recorded for the three months ended March 31, 2025.

Sequentially, the decrease in operating income and operating margins was primarily due to 1) a decrease in revenue of $10.4 million in the three months ended March 31, 2026; 2) a total charge of $0.6 million associated with facility exit costs and certain asset write-downs recorded during the three months ended March 31, 2026 and no such costs recorded in prior quarter; and 3) a higher level of Corporate G&A expenses of $3.3 million absorbed in the segment. See discussion of General and Administrative Expense, above.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities typically experience a seasonal decline at end of the year with activity levels increasing at the beginning of the year. Average rig count in the U.S. land market for the three months ended March 31, 2026, was down by 7% year-over-year but was relatively flat sequentially. International rig count was down 1% year-over-year but increased by 2% sequentially.

Revenue from the Production Enhancement operating segment of $39.9 million for the three months ended March 31, 2026, decreased 7% year-over-year and 13% sequentially. Year-over-year, the decrease was primarily due to lower product sales due to the decline in bulk shipments in the international market, while the U.S. land market was relatively flat. Sequentially, the decrease was primarily driven by a decrease in large customer bulk shipment orders in the international markets, as well as a decrease in US land market activity.

Operating income of $0.8 million for the three months ended March 31, 2026, decreased $0.7 million year-over-year, and decreased $2.2 million sequentially. Operating margins for the three months ended March 31, 2026, were 2%, compared to operating margins of 4% year-over-year and 7% sequentially. Year-over-year, the decrease in operating income and margins was primarily due to 1) a decrease in revenue of $2.8 million; and 2) continued increase in certain material and logistic costs during the three months ended March 31, 2026.

Return to Index

Sequentially, the decrease in operating income and margins was primarily driven by 1) a decrease in revenue of $6.1 million for the reasons discussed above; 2) increased materials and operational cost discussed above; and 3) a higher level of Corporate G&A expenses of $1.5 million absorbed in the segment. See discussion of General and Administrative Expense, above.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provide the primary source of funds to finance operating needs, capital expenditures, dividends and discretionary share repurchases. Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and the ability to issue additional equity and debt, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividends, discretionary share repurchases and future acquisitions. The Company will continue to monitor and evaluate the availability of capital in the debt and equity markets.

We are a holding company incorporated in Delaware and we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances.

Cash Flows

As of March 31, 2026, we had $22.8 million of cash and cash equivalents, compared to $22.7 million of cash and cash equivalents at December 31, 2025. As of March 31, 2026, $22.1 million of our $22.8 million of cash was held by our foreign subsidiaries.

Cash flows from operating activities were $4.0 million for the three months ended March 31, 2026. The decrease compared to the same period in the prior year was primarily due to lower operating activity and higher operating costs, as discussed above.

Other sources of cash during the three months ended March 31, 2026 include receipt of $1.2 million from the sale of property in Tulsa, Oklahoma. See “Credit Facility, Senior Notes and Available Future Liquidity” below regarding a net increase in our debt of $4.0 million.

Uses of cash during the three months ended March 31, 2026 include: 1) total capital expenditures of $4.9 million, which includes $1.4 million related to the replacement of assets damaged in the Aberdeen, U.K. fire incident which have been covered by insurance proceeds; 2) share repurchases of $4.0 million, which includes payments related to personal tax liabilities of participants in our stock-based compensation plan; and 3) quarterly dividend paid of $0.5 million.

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

Return to Index

measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2026	2025
Free cash flow calculation:
Net cash provided by operating activities	$3,965	$6,660
Less: Cash paid for capital expenditures - operations	(3,448)	(2,785)
Free cash flow	$517	$3,875

Free cash flow for the three months ended March 31, 2026 was $0.5 million compared to $3.9 million for the same period in 2025. The net cash provided by operating activities of $4.0 million during the three months ended March 31, 2026 compared to $6.7 million for the same period in 2025 was primarily due to the factors as discussed in cash flow from operating activities above. Capital expenditures-operations, which exclude capital expenditures of $1.4 million associated with the Aberdeen, U.K. fire incident that are covered by insurance, increased by $0.7 million during the three months ended March 31, 2026 compared to the same period in the prior year.

Credit Facility, Senior Notes and Available Future Liquidity

We, along with our direct subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”), have a secured credit facility for an aggregate borrowing commitment of $150.0 million with a $50.0 million “accordion” feature (“Credit Facility”). Draws up to $100.0 million are available in the form of a revolving credit facility, and a single draw of $50.0 million was made in the form of a delayed draw term loan on January 12, 2026. The $50.0 million proceeds from the delayed draw term loan were primarily used to retire $45 million of the senior notes which matured on January 12, 2026, as discussed below. As of March 31, 2026, the Credit Facility has an available borrowing capacity of approximately $85.5 million.

Additionally, we along with CLIH as issuer, have senior notes outstanding that were issued through private placement transactions (“Senior Notes”). On January 12, 2026, we repaid the 2021 Senior Notes Series A with aggregate principal amount of $45.0 million upon the maturity date with the single draw of $50.0 million from the delayed draw term loan.

These debt instruments are summarized in the following table (in thousands):

	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Credit Facility - Revolving Loan	Variable	July 22, 2029	$2,000	$3,000
Credit Facility - Delayed Draw Term Loan	Variable	July 22, 2029	50,000	—
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	—	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			117,000	113,000
Less: Debt issuance costs			(2,540)	(2,745)
Long-term debt, net			$114,460	$110,255

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

See Note 6 - Long-term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Credit Facility and the Senior Notes.

Return to Index

In accordance with the terms of the Credit Facility, our leverage ratio is 1.20, and our interest coverage ratio is 7.20, each for the period ended March 31, 2026. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of March 31, 2026. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 10 - Derivative Instruments and Hedging Activities of the Notes to the Interim Consolidated Financial Statements, for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our 2023 Senior Notes Series A and B.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of Core Laboratories Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in Core Laboratories Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 - Commitments and Contingencies of the Notes to the Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to “Item 1A - Risk Factors” in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock, par value $0.01, that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
January 1-31,2026	—	$—	—	—
February 1-28, 2026	50,216	$18.08	—	—
March 1-31, 2026	1,565	$17.59	—	—
Total	51,781	$18.06	—

(1)
During the three months ended March 31, 2026, we repurchased 50,086 shares in the open market. Additionally, 1,695 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award. The repurchase of shares in the open market is at the discretion of our Board of Directors and management.
(2)
The Company does not have a publicly announced share repurchase program; however, it does from time to time undertake share repurchases in the open market at the discretion of Company management and with prior authorization from the Board of Directors.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1		First Amended and Restated Bylaws	Form 8-K, March 5, 2026
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	-	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith
104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES INC.

Date:	April 30, 2026	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index