Form 10-Q
period 2026-06-30
Core Laboratories Inc. /DE/
filed 2026-07-30
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of common stock of the registrant, par value $0.01 per share, outstanding at July 24, 2026 was 45,884,542.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,735	$22,702
Accounts receivable, net of allowance for credit losses of $6,504 and $6,317 at 2026 and 2025, respectively	108,817	113,528
Inventories	57,961	54,496
Prepaid expenses	10,953	9,734
Income taxes receivable	7,265	7,270
Other current assets	6,629	6,935
TOTAL CURRENT ASSETS	214,360	214,665
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $318,900 and $320,707 at 2026 and 2025, respectively	100,390	99,447
RIGHT OF USE ASSETS	52,870	54,346
INTANGIBLES, net of accumulated amortization and impairment of $19,879 and $19,531 at 2026 and 2025, respectively	6,752	7,118
GOODWILL	105,796	105,789
DEFERRED TAX ASSETS, net	70,574	67,381
OTHER ASSETS	36,036	35,264
TOTAL ASSETS	$586,778	$584,010
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,163	$37,275
Accrued payroll and related costs	21,736	26,525
Taxes other than payroll and income	3,509	4,272
Unearned revenues	5,076	5,552
Operating lease liabilities	11,940	11,456
Income taxes payable	1,615	4,255
Other current liabilities	17,011	16,680
TOTAL CURRENT LIABILITIES	101,050	106,015
LONG-TERM DEBT, net	113,861	110,255
LONG-TERM OPERATING LEASE LIABILITIES	39,314	42,309
DEFERRED COMPENSATION	29,938	29,381
DEFERRED TAX LIABILITIES, net	7,553	7,995
OTHER LONG-TERM LIABILITIES	16,293	15,847
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,966,868 issued and 45,884,100 outstanding at 2026; 46,966,868 issued and 46,095,379 outstanding at 2025	470	470
Additional paid-in capital	115,512	110,245
Retained earnings	176,909	172,662
Accumulated other comprehensive income (loss)	(5,678)	(5,806)
Treasury stock (at cost), 1,082,768 and 871,489 shares at 2026 and 2025, respectively	(14,544)	(11,585)
Total Core Laboratories Inc. shareholders' equity	272,669	265,986
Non-controlling interest	6,100	6,222
TOTAL EQUITY	278,769	272,208
TOTAL LIABILITIES AND EQUITY	$586,778	$584,010

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2026	2025
	(Unaudited)
REVENUE:
Services	$94,277	$96,219
Product sales	30,332	33,940
Total revenue	124,609	130,159
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	75,736	74,053
Cost of product sales, exclusive of depreciation expense shown below	25,635	29,648
General and administrative expense, exclusive of depreciation expense shown below	10,953	10,464
Depreciation	3,685	3,561
Amortization	140	109
Other (income) expense, net	(691)	(2,967)
OPERATING INCOME	9,151	15,291
Interest expense	2,846	2,711
Income before income taxes	6,305	12,580
Income tax expense	507	1,911
Net income	5,798	10,669
Net income (loss) attributable to non-controlling interest	(158)	33
Net income attributable to Core Laboratories Inc.	$5,956	$10,636

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.13	$0.23
Basic earnings per share attributable to Core Laboratories Inc.	$0.13	$0.23

Diluted earnings per share	$0.12	$0.23
Diluted earnings per share attributable to Core Laboratories Inc.	$0.13	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,030	46,632
Diluted	46,878	47,364

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2026	2025
	(Unaudited)
REVENUE:
Services	$188,529	$191,310
Product sales	57,877	62,434
Total revenue	246,406	253,744
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	151,851	147,033
Cost of product sales, exclusive of depreciation expense shown below	51,593	56,137
General and administrative expense, exclusive of depreciation expense shown below	25,671	24,111
Depreciation	7,241	7,154
Amortization	348	233
Other (income) expense, net	(1,336)	(632)
OPERATING INCOME	11,038	19,708
Interest expense	5,737	5,313
Income before income taxes	5,301	14,395
Income tax expense	256	3,657
Net income	5,045	10,738
Net income (loss) attributable to non-controlling interest	(122)	256
Net income attributable to Core Laboratories Inc.	$5,167	$10,482

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.11	$0.23
Basic earnings per share attributable to Core Laboratories Inc.	$0.11	$0.22

Diluted earnings per share	$0.11	$0.23
Diluted earnings per share attributable to Core Laboratories Inc.	$0.11	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,052	46,702
Diluted	46,954	47,509

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)
Net income	$5,798	$10,669	$5,045	$10,738
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income	24	(162)	18	(382)
Income tax benefit (expense) on interest rate swaps reclassified to net income	(5)	33	(4)	80
Total interest rate swaps	19	(129)	14	(302)
Pension and other postretirement benefit plans:
Amortization of actuarial gain reclassified to net income	77	78	154	155
Income tax expense on pension and other postretirement benefit plans reclassified to net income	(20)	(20)	(40)	(41)
Total pension and other postretirement benefit plans	57	58	114	114
Total other comprehensive income (loss)	76	(71)	128	(188)
Comprehensive income	5,874	10,598	5,173	10,550
Comprehensive income (loss) attributable to non-controlling interest	(158)	33	(122)	256
Comprehensive income attributable to Core Laboratories Inc.	$6,032	$10,565	$5,295	$10,294

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)
Common Stock
Balance at Beginning of Period	$470	$470	$470	$470
Balance at End of Period	$470	$470	$470	$470
Additional Paid-In Capital
Balance at Beginning of Period	$115,221	$113,574	$110,245	$109,547
Stock-based compensation	291	(811)	5,267	3,216
Balance at End of Period	$115,512	$112,763	$115,512	$112,763
Retained Earnings
Balance at Beginning of Period	$171,413	$144,239	$172,662	$144,862
Dividends paid	(460)	(469)	(920)	(938)
Net income attributable to Core Laboratories Inc.	5,956	10,636	5,167	10,482
Balance at End of Period	$176,909	$154,406	$176,909	$154,406
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,754)	$(5,886)	$(5,806)	$(5,769)
Interest rate swaps, net of income taxes	19	(129)	14	(302)
Pension and other postretirement benefit plans, net of income taxes	57	58	114	114
Balance at End of Period	$(5,678)	$(5,957)	$(5,678)	$(5,957)
Treasury Stock
Balance at Beginning of Period	$(12,464)	$(4,427)	$(11,585)	$(2,537)
Stock-based compensation	611	1,350	667	1,481
Repurchase of common stock	(2,691)	(2,740)	(3,626)	(4,761)
Balance at End of Period	$(14,544)	$(5,817)	$(14,544)	$(5,817)
Non-Controlling Interest
Balance at Beginning of Period	$6,258	$5,968	$6,222	$5,745
Non-controlling interest contribution	—	19	—	19
Net income (loss) attributable to non-controlling interest	(158)	33	(122)	256
Balance at End of Period	$6,100	$6,020	$6,100	$6,020
Total Equity
Balance at Beginning of Period	$275,144	$253,938	$272,208	$252,318
Stock-based compensation	902	539	5,934	4,697
Non-controlling interest contribution	—	19	—	19
Dividends paid	(460)	(469)	(920)	(938)
Net income	5,798	10,669	5,045	10,738
Interest rate swaps, net of income taxes	19	(129)	14	(302)
Pension and other postretirement benefit plans, net of income taxes	57	58	114	114
Repurchase of common stock	(2,691)	(2,740)	(3,626)	(4,761)
Balance at End of Period	$278,769	$261,885	$278,769	$261,885

Cash Dividends per Share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,966,868	46,966,868	46,966,868	46,966,868
Balance at End of Period	46,966,868	46,966,868	46,966,868	46,966,868

Treasury Stock - Number of shares
Balance at Beginning of Period	(918,600)	(264,676)	(871,489)	(140,048)
Stock-based compensation	50,544	72,230	55,214	79,200
Repurchase of common stock	(214,712)	(237,632)	(266,493)	(369,230)
Balance at End of Period	(1,082,768)	(430,078)	(1,082,768)	(430,078)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	46,048,268	46,702,192	46,095,379	46,826,820
Stock-based compensation	50,544	72,230	55,214	79,200
Repurchase of common stock	(214,712)	(237,632)	(266,493)	(369,230)
Balance at End of Period	45,884,100	46,536,790	45,884,100	46,536,790

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,045	$10,738
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,934	4,697
Depreciation and amortization	7,589	7,387
Inventory write-off and obsolescence	432	1,620
Net provision for credit losses	92	1,603
Changes in value of life insurance policies	(1,281)	(834)
Deferred income taxes	(1)	(3,167)
Insurance recovery on property, plant and equipment	(175)	(1,557)
Realization of pension obligation	94	89
Other non-cash items	(113)	511
Changes in assets and liabilities:
Accounts receivable	4,619	(3,717)
Inventories	(3,897)	(1,991)
Prepaid expenses and other current assets	(907)	(817)
Other assets	(7)	(109)
Accounts payable	3,257	6,647
Accrued expenses	(8,420)	(886)
Unearned revenues	(476)	(218)
Other liabilities	(11)	587
Net cash provided by operating activities	11,774	20,583
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - operations	(8,135)	(6,259)
Capital expenditures - rebuilding of Aberdeen facility	(2,524)	(1,648)
Proceeds from insurance recovery - Aberdeen facility	—	4,678
Acquisitions, net of cash acquired	—	(617)
Proceeds from sale of assets	3,074	2,196
Patents and other intangibles	11	—
Net proceeds on life insurance policies	252	778
Net cash used in investing activities	(7,322)	(872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(77,625)	(27,000)
Proceeds from long-term debt	81,000	25,000
Dividends paid	(920)	(938)
Repurchase of common stock	(6,688)	(4,761)
Other financing activities	(186)	19
Net cash used in financing activities	(4,419)	(7,680)
NET CHANGE IN CASH AND CASH EQUIVALENTS	33	12,031
CASH AND CASH EQUIVALENTS, beginning of period	22,702	19,157
CASH AND CASH EQUIVALENTS, end of period	$22,735	$31,188

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,313	$4,065
Cash payments (net of refunds) for income taxes	$6,546	$4,874
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$1,303	$819

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

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto included in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies. Core Laboratories Inc.’s balance sheet information for the year ended December 31, 2025, was derived from the 2025 audited consolidated financial statements. There have been no changes to the accounting policies during the six months ended June 30, 2026, except as noted below.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2026, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2026.

Certain reclassifications were made to prior period amounts included in this Quarterly Report on Form 10-Q in order to conform to the current period presentations. Refer to Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, Note 2 - Summary of Significant Accounting Policies - Prior Period Immaterial Corrections. Specifically, the Company has made adjustments to previously reported beginning retained earnings and total assets for the three and six months ended June 30, 2025. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2025.

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

Return to Index

We have performed assessments for LLA located in regions impacted by the Middle East and between Russia and Ukraine geopolitical conflicts and no triggering events have been identified to indicate that their net book value may not be recoverable as of June 30, 2026.

Recent Accounting Pronouncements

Pronouncements Adopted in 2026

In July 2025, FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows public business entities to apply a practical expedient when estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendment is effective for annual and interim periods beginning after December 15, 2025. We adopted the guidance during the six months ended June 30, 2026. The Company has elected to apply the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. When an account is determined to be uncollectible, we charge the receivable to our allowance for credit losses.

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

In December 2025, FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify the applicability of Topic 270, including types of interim reporting and the form and content of interim financial statements. It also provides a comprehensive list of required interim disclosures and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendment is effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the update to have an effect on our interim reporting.

3. ACQUISITIONS AND DIVESTITURES

We had no significant business acquisitions or divestitures during the three and six months ended June 30, 2026 and 2025.

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$25,911	$24,962
Parts and materials	28,490	26,932
Work in progress	3,560	2,602
Total inventories	$57,961	$54,496

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

Return to Index

5. LEASES

Our operating leases primarily consist of offices and lab space, machinery, equipment, and vehicles. We terminated certain leases in the U.S. and other international locations during the six months ending June 30, 2026 and 2025. See Note 12 - Other (Income) Expense, net for additional information regarding lease termination costs.

The components of lease expense and other information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consolidated Statements of Operations:
Operating lease expense	$4,294	$4,168	$8,769	$8,346
Short-term lease expense	470	392	881	881
Variable lease expense	481	378	960	859
Total lease expense	$5,245	$4,938	$10,610	$10,086
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$5,184	$4,689	$9,615	$8,895
Right of use assets obtained in exchange for operating lease liabilities	$1,725	$721	$6,079	$4,876
Other information:
Weighted-average remaining lease term - operating leases	7.73 years	8.36 years	7.73 years	8.36 years
Weighted-average discount rate - operating leases	5.46%	5.47%	5.46%	5.47%

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

June 30, 2026
Operating Leases
Remainder of 2026	$7,456
2027	12,643
2028	9,959
2029	6,501
2030	4,571
Thereafter	22,922
Total undiscounted lease payments	64,052
Less: Imputed interest	(12,798)
Total operating lease liabilities	$51,254

6. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Revolving Credit Facility	Variable	July 22, 2029	$2,000	$3,000
Delayed Draw Term Loan	Variable	July 22, 2029	49,375	—
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	—	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			116,375	113,000
Less: Debt issuance costs			(2,514)	(2,745)
Long-term debt, net			$113,861	$110,255

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

Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $12.4 million at June 30, 2026, resulting in an available borrowing capacity under the Credit Facility of approximately $85.6 million. In addition to indebtedness under the Credit Facility, we had approximately $6.7 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2026.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our interest coverage ratio is 6.53 and our leverage ratio is 1.30, each for the period ended June 30, 2026. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of June 30, 2026.

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

Return to Index

See Note 10 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our 2023 Senior Notes.

The estimated fair value of total debt at June 30, 2026 and December 31, 2025, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The components of net periodic pension cost for the Dutch Plan include (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest cost	$416	$373	$839	$720
Expected return on plan assets	(345)	(301)	(695)	(581)
Net periodic pension cost	$71	$72	$144	$139

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

9. EQUITY

Treasury Stock

During the three and six months ended June 30, 2026, we distributed 50,544 and 55,214 shares, respectively, of treasury stock upon vesting of stock-based awards. During the three and six months ended June 30, 2026, we repurchased 214,712 and 266,493 shares, respectively, of our common stock for $2.7 million and $3.6 million, respectively. The total repurchased shares include rights which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participant’s tax burdens resulting from the issuance of common stock under the plan. Rights surrendered to us were 784 and 2,479 shares valued at $11 thousand and $40 thousand for the three and six months ended June 30, 2026, respectively. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March and June 2026, we paid a quarterly cash dividend of $0.01 per share of common stock. In addition, on July 29, 2026, we declared a quarterly cash dividend of $0.01 per share of common stock for shareholders of record on August 10, 2026, and payable on August 31, 2026.

Accumulated Other Comprehensive Income (Loss)

Return to Index

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,385)	$(5,499)
Interest rate swaps - net gain (loss) on fair value	(293)	(307)
Total accumulated other comprehensive income (loss)	$(5,678)	$(5,806)

Retained Earnings

The beginning balances of retained earnings and total equity for the three and six months ended June 30, 2025 have been adjusted for certain prior period immaterial corrections. See Note 2 - Summary of Significant Accounting Policies Update.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we may utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

In March 2021, we entered into a forward interest rate swap agreement and carried the fair value of certain terminated variable-to-fixed swaps into the agreement in a “blend and extend” structured transaction. The purpose of this forward interest rate swap agreement was to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates were fixed up to a notional amount of $60.0 million with this instrument. The interest rate swap qualified as a cash flow hedging instrument. The forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship was highly effective, therefore, the gain on the termination of the forward interest rate swap was included in accumulated other comprehensive income (loss). In June 2023, the Company issued the 2023 Senior Notes with an aggregate principal amount of $50.0 million at fixed interest rates of 7.25% and 7.50%. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the LIBOR hedging instrument. The unamortized net loss on this swap included in accumulated other comprehensive income (loss) at June 30, 2026, of $0.3 million will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033.

The effect of interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$—	$—	$(12)	Increase (decrease) to interest expense
10 year interest rate swap	24	(162)	18	(370)	Increase (decrease) to interest expense
	$24	$(162)	$18	$(382)

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

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$27,625	$—	$27,625	$—
	$27,625	$—	$27,625	$—
Liabilities:
Deferred compensation liabilities	$20,768	$—	$20,768	$—
	$20,768	$—	$20,768	$—

		Fair Value Measurement at
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$26,627	$—	$26,627	$—
	$26,627	$—	$26,627	$—
Liabilities:
Deferred compensation liabilities	$18,451	$—	$18,451	$—
	$18,451	$—	$18,451	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gain on sale of assets	$(207)	$(217)	$(1,220)	$(223)
Results of non-consolidated subsidiaries	185	244	264	207
Foreign exchange (gain) loss, net	219	7	599	487
Rents and royalties	(3)	(9)	(3)	(16)
Return on pension assets and other pension costs	(345)	(301)	(695)	(581)
Assets write-down, loss on lease termination and other exit costs	—	—	639	707
Insurance recovery - business interruption and costs	(175)	(979)	(175)	(979)
Insurance recovery - property, plant and equipment	—	(1,577)	—	(1,577)
Severance and other charges	—	—	—	2,256
Other, net	(365)	(135)	(745)	(913)
Total other (income) expense, net	$(691)	$(2,967)	$(1,336)	$(632)

As a result of our continuous efforts in consolidating and exiting certain facilities in the U.S. and other international locations for operational efficiency, we sold property in Tulsa, Oklahoma for a net gain of $0.9 million during the six months ended June 30, 2026. In addition, we recognized write-downs of leasehold improvements, right of use assets and other assets and

Return to Index

incurred lease termination and other exit costs of $0.6 million and $0.7 million during the six months ended June 30, 2026 and 2025, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility, and we have recorded insurance recovery associated with business interruption and increase in cost of work of $1.0 million during the three and six months ended June 30, 2025.

Additionally, we recorded insurance recovery associated with loss on property and assets of $1.6 million during the three and six months ended June 30, 2025. Core Lab reached final settlement with the insurance company in September 2025.

In January 2026, we had storm damage at our Malta facility, and we have recorded a partial insurance settlement associated with business interruption and increase in cost of work of $0.2 million during the three and six months ended June 30, 2026.

Foreign exchange (gain) loss, net for the primary currencies in which we operate and those with a material effect for the period presented is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
British Pound	$38	$(54)	$(26)	$(60)
Canadian Dollar	8	(100)	31	(54)
Euro	31	517	(39)	802
Indonesian Rupiah	131	(41)	181	33
Russian Ruble	(165)	(149)	(68)	(335)
Other currencies, net	176	(166)	520	101
Foreign exchange (gain) loss, net	$219	$7	$599	$487

13. INCOME TAX EXPENSE

The Company recorded an income tax expense of $0.5 million and $0.3 million for the three and six months ended June 30, 2026, compared to income tax expense of $1.9 million and $3.7 million for the three and six months ended June 30, 2025, respectively. The effective tax rate for the three and six months ended June 30, 2026, was 8.0% and 4.8%, respectively. The effective tax rate for the three and six months ended June 30, 2025, was 15.2% and 25.4%, respectively. The effective tax rate for three and six months ended June 30, 2026 was primarily impacted by the jurisdictional earnings mix subject to tax for the period and discrete benefits to the period. The effective tax rate for the three and six months ended June 30, 2025, was primarily impacted by the jurisdictional earnings mix subject to tax for the period, changes in uncertain tax positions in certain jurisdictions and discrete expenses in the period.

14. EARNINGS PER SHARE

We compute basic earnings per share by dividing net income attributable to Core Laboratories Inc. by the number of weighted average common shares outstanding during the period. Diluted earnings per share includes the incremental effect of contingently issuable shares from performance and restricted stock awards, as determined using the treasury stock method.

Return to Index

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	46,030	46,632	46,052	46,702
Effect of dilutive securities:
Restricted shares	31	16	45	27
Performance shares	817	716	857	780
Weighted average common shares outstanding - diluted	46,878	47,364	46,954	47,509

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

Summarized financial information of our operating segments is shown in the following table (in thousands):

Return to Index

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended June 30, 2026
CODM Measure - Revenue from unaffiliated clients	$78,747	$45,862	$—	$124,609
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	51	32	(83)	—
Cost of services and product sales	65,335	35,874	162	101,371
General and administrative expense (2)	7,140	3,813	—	10,953
Depreciation and amortization	2,760	1,065	—	3,825
Other operating (income) expense, net (3)	(184)	(198)	(528)	(910)
Foreign exchange (gain) loss, net (3)	69	112	38	219
CODM Measure - Segment operating income	3,678	5,228	245	9,151
Supplemental Disclosures:
Total assets	329,630	143,925	113,223	586,778
Capital expenditures	4,625	1,109	35	5,769

Three months ended June 30, 2025
CODM Measure - Revenue from unaffiliated clients	$86,280	$43,879	$—	$130,159
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	41	46	(87)	—
Cost of services and product sales	66,940	36,376	385	103,701
General and administrative expense (2)	6,816	3,648	—	10,464
Depreciation and amortization	2,645	1,025	—	3,670
Other operating (income) expense, net (3)	(2,472)	(90)	(412)	(2,974)
Foreign exchange (gain) loss, net (3)	189	(182)	—	7
CODM Measure - Segment operating income	12,203	3,148	(60)	15,291
Supplemental Disclosures:
Total assets (4)	316,882	146,907	133,046	596,835
Capital expenditures	3,753	575	—	4,328

Six months ended June 30, 2026
CODM Measure - Revenue from unaffiliated clients	$160,678	$85,728	$—	$246,406
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	169	61	(230)	—
Cost of services and product sales	133,442	69,503	499	203,444
General and administrative expense (2)	17,110	8,561	—	25,671
Depreciation and amortization	5,539	2,050	—	7,589
Other operating (income) expense, net (3)	(615)	(329)	(991)	(1,935)
Foreign exchange (gain) loss, net (3)	547	(28)	80	599
CODM Measure - Segment operating income	4,824	6,032	182	11,038
Supplemental Disclosures:
Total assets	329,630	143,925	113,223	586,778
Capital expenditures	9,133	1,415	111	10,659

Six months ended June 30, 2025
CODM Measure - Revenue from unaffiliated clients	$167,177	$86,567	$—	$253,744
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	57	114	(171)	—
Cost of services and product sales	131,545	71,137	488	203,170
General and administrative expense (2)	15,854	8,257	—	24,111
Depreciation and amortization	5,260	2,127	—	7,387
Other operating (income) expense, net (3)	(344)	448	(1,223)	(1,119)
Foreign exchange (gain) loss, net (3)	377	61	49	487
CODM Measure - Segment operating income	14,542	4,651	515	19,708
Supplemental Disclosures:
Total assets (4)	316,882	146,907	133,046	596,835
Capital expenditures	6,175	1,704	28	7,907

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

(4) Total assets at June 30, 2025 included in the Reservoir Description operating segment have been adjusted for certain prior period immaterial corrections. See Note 2 - Significant Accounting Policies Update.

Return to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of June 30, 2026, and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and (ii) the audited consolidated financial statements and accompanying notes thereto included in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

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

Outlook

Recent geopolitical developments, including the escalation of armed conflict in the Middle East, have dramatically shifted the crude oil supply-demand balance. On February 28, 2026 the United States and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran and action by other military groups against United States and Israeli interests, including merchant vessels, in the Middle East has been widespread. As of the date of the filing of this Quarterly Report, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict. While the Company believes the fundamentals for energy-related services remain stable, near-term volatility in commodity prices meaningfully raises the level of uncertainty. The Company is monitoring developments with respect to the ongoing military conflict with Iran, including the impact on global commodity prices and potential shipping and logistics disruptions, which could affect our customers and their activity levels in the region.

The Company believes that activity levels associated with smaller-scale, short-cycle crude oil development projects will be more sensitive to a decrease and/or continued volatility of crude-oil prices. As such, we expect changes in crude oil prices will marginally improve drilling and completion activity levels in the U.S. onshore market which could directly affect demand for our well completion services and products. Outside the U.S., large-scale international oil and gas projects are expected to be more resilient to the near-term volatility of crude-oil prices, and the Company anticipates client projects will continue to be executed as planned, unless directly impacted by the conflicts mentioned above. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly developed fields and brownfield extensions in both the U.S. and internationally. In the U.S., we are involved in projects in many of the onshore unconventional basins and offshore projects in the Gulf of Mexico and Alaska. Outside the U.S., we continue to work on many small and large-scale projects analyzing rock, reservoir fluids, and crude oil and derived products and sell perforating systems and well diagnostic services in every major producing region of the world. Notable larger projects are in locations such as Guyana, Suriname located offshore South America, Australia, West Africa and the Middle East. Additionally, some of our major clients have increased their investment in projects to capture and sequester carbon dioxide.

The ongoing geopolitical conflicts between Russia and Ukraine and between the United States and Iran, along with associated and expanded sanctions in the United States, the European Union, the United Kingdom and other countries continue to cause disruptions to traditional maritime supply chains and the trading of crude oil and derived products, such as fuels. The uncertainty related to the Strait of Hormuz and more recently the Red Sea with the onset of military conflict in Iran has further exacerbated maritime trade flows of crude oil and derived products. Approximately 20% of global crude oil production passes through the Strait of Hormuz and a substantial portion of that crude oil remains stranded. These disruptions resulted in a reduction of 15% to 20% in the global cargo movement of crude oil and derived products during the second quarter of 2026 compared to the same period in the prior year. The decline in trading and maritime transport of crude oil directly impacts demand for the Company’s associated laboratory assay services. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control. Accordingly, the full impact of these events on our business is not known at this time.

Return to Index

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended June 30,
	2026		2025		$ Change	% Change
REVENUE:
Services	$94,277	76%	$96,219	74%	$(1,942)	(2)%
Product sales	30,332	24%	33,940	26%	(3,608)	(11)%
Total revenue	124,609	100%	130,159	100%	(5,550)	(4)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	75,736	80%	74,053	77%	1,683	2%
Cost of product sales, exclusive of depreciation expense shown below*	25,635	85%	29,648	87%	(4,013)	(14)%
Total cost of services and product sales	101,371	81%	103,701	80%	(2,330)	(2)%
General and administrative expense, exclusive of depreciation expense shown below	10,953	9%	10,464	8%	489	5%
Depreciation and amortization	3,825	3%	3,670	3%	155	4%
Other (income) expense, net	(691)	(1)%	(2,967)	(2)%	2,276	(77)%
OPERATING INCOME	9,151	7%	15,291	12%	(6,140)	(40)%
Interest expense	2,846	2%	2,711	2%	135	5%
Income before income taxes	6,305	5%	12,580	10%	(6,275)	(50)%
Income tax expense	507	—%	1,911	1%	(1,404)	(73)%
Net income	5,798	5%	10,669	8%	(4,871)	(46)%
Net income (loss) attributable to non-controlling interest	(158)	—%	33	—%	(191)	NM
Net income attributable to Core Laboratories Inc.	$5,956	5%	$10,636	8%	$(4,680)	(44)%

Other Data:
Current ratio (1)	2.12:1		2.27:1
Debt to EBITDA ratio (2)	1.48:1		1.33:1
Debt to Adjusted EBITDA ratio (3)	1.30:1		1.27:1

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

Return to Index

	Three Months Ended
	June 30, 2026		March 31, 2026		$ Change	% Change
REVENUE:
Services	$94,277	76%	$94,252	77%	$25	0%
Product sales	30,332	24%	27,545	23%	2,787	10%
Total revenue	124,609	100%	121,797	100%	2,812	2%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	75,736	80%	76,115	81%	(379)	(0)%
Cost of product sales, exclusive of depreciation expense shown below*	25,635	85%	25,958	94%	(323)	(1)%
Total cost of services and product sales	101,371	81%	102,073	84%	(702)	(1)%
General and administrative expense, exclusive of depreciation expense shown below	10,953	9%	14,718	12%	(3,765)	(26)%
Depreciation and amortization	3,825	3%	3,764	3%	61	2%
Other (income) expense, net	(691)	(1)%	(645)	(1)%	(46)	7%
OPERATING INCOME	9,151	7%	1,887	2%	7,264	385%
Interest expense	2,846	2%	2,891	2%	(45)	(2)%
Income (loss) before income taxes	6,305	5%	(1,004)	(1)%	7,309	NM
Income tax expense (benefit)	507	—%	(251)	—%	758	NM
Net income (loss)	5,798	5%	(753)	(1)%	6,551	NM
Net income (loss) attributable to non-controlling interest	(158)	—%	36	—%	(194)	NM
Net income (loss) attributable to Core Laboratories Inc.	$5,956	5%	$(789)	(1)%	$6,745	NM

Other Data:
Current ratio (1)	2.12:1		2.05:1
Debt to EBITDA ratio (2)	1.48:1		1.34:1
Debt to Adjusted EBITDA ratio (3)	1.30:1		1.20:1

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

Return to Index

	Six Months Ended June 30,
	2026		2025		$ Change	% Change
REVENUE:
Services	$188,529	77%	$191,310	75%	$(2,781)	(1)%
Product sales	57,877	23%	62,434	25%	(4,557)	(7)%
Total revenue	246,406	100%	253,744	100%	(7,338)	(3)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	151,851	81%	147,033	77%	4,818	3%
Cost of product sales, exclusive of depreciation expense shown below*	51,593	89%	56,137	90%	(4,544)	(8)%
Total cost of services and product sales	203,444	83%	203,170	80%	274	0%
General and administrative expense, exclusive of depreciation expense shown below	25,671	10%	24,111	10%	1,560	6%
Depreciation and amortization	7,589	3%	7,387	3%	202	3%
Other (income) expense, net	(1,336)	(1)%	(632)	—%	(704)	111%
OPERATING INCOME	11,038	4%	19,708	8%	(8,670)	(44)%
Interest expense	5,737	2%	5,313	2%	424	8%
Income before income taxes	5,301	2%	14,395	6%	(9,094)	(63)%
Income tax expense	256	—%	3,657	1%	(3,401)	(93)%
Net income	5,045	2%	10,738	4%	(5,693)	(53)%
Net income (loss) attributable to non-controlling interest	(122)	—%	256	—%	(378)	NM
Net income attributable to Core Laboratories Inc.	$5,167	2%	$10,482	4%	$(5,315)	(51)%

Other Data:
Current ratio (1)	2.12:1		2.27:1
Debt to EBITDA ratio (2)	1.48:1		1.33:1
Debt to Adjusted EBITDA ratio (3)	1.30:1		1.27:1

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

Return to Index

Operating Results for the Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025 and March 31, 2026 and for the Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development and production of oil, gas and derived products outside the U.S. For the three months ended June 30, 2026, service revenue was $94.3 million, a decrease of 2% year-over-year and flat sequentially. Year-over-year, revenues decreased primarily due to lower activity levels in the international markets partially offset by increased activity in the U.S. market. International revenue was negatively impacted by the Middle East conflict that began in the first quarter of 2026 and other ongoing geopolitical conflicts in the Middle East and between Russia and Ukraine. Sanctions previously discussed have disrupted the movement and trading patterns of crude oil and derived products as well as restricted our ability to perform services in certain international markets, primarily Russia. The limited transit through the Strait of Hormuz since the conflict began resulted in temporary supply-chain disruptions, delays and rerouting of crude oil and derived products, which has negatively impacted our laboratory assay services and regional studies.

Sequentially, service revenue was flat primarily due to increased activity in several international regions offset by decreased activity in the U.S. markets.

For the six months ended June 30, 2026, service revenue was $188.5 million, a decrease of 1% compared to the same period in the prior year, primarily driven by a decline in the international markets due to the ongoing geopolitical conflicts in the Middle East and between Russia and Ukraine, and expanded sanctions as previously discussed. Additionally, severe weather events across North America, Europe, and the Mediterranean region occurring in the first quarter of 2026, negatively impacted certain operations and delayed our client activity in 2026.

Product Sales Revenue

Product sales are primarily tied to U.S. onshore drilling and completion activities and product sales to international markets. Product sales to international markets are typically sold and shipped in bulk, and revenue can vary from one quarter to another. For the three months ended June 30, 2026, product sales revenue of $30.3 million decreased 11% year-over-year and increased 10% sequentially. Year-over-year, the decrease was primarily due to the non-recurrence of large shipments of manufactured laboratory equipment sales that occurred in the prior year quarter, as well as lower bulk shipments to certain international markets impacted by the geopolitical conflicts, as discussed above. The decrease in sales revenue was partially offset by increased U.S. onshore drilling and completion activity during the three months ended June 30, 2026.

Sequentially, the increase was primarily due to a significant increase in product sales for U.S. onshore completion activity, partially offset by lower level of shipments of manufactured laboratory equipment.

For the six months ended June 30, 2026, product sales revenue was $57.9 million, a decrease of 7% compared to the same period in the prior year, primarily due to lower level of shipments of manufactured laboratory equipment and bulk shipments to international markets, partially offset by increased sales in the U.S. onshore markets in 2026 compared to 2025.

Cost of Services, excluding depreciation

Cost of services was $75.7 million for the three months ended June 30, 2026, an increase of 2% year-over-year and relatively flat sequentially. Cost of services expressed as a percentage of service revenue was 80% for the three months ended June 30, 2026, compared to 77% for the same period in the prior year and 81% for the prior quarter. The year-over-year increase in cost of services and cost of services expressed as a percentage of service revenue was driven by 1) the impact of the Middle East conflict, as the Company has maintained its cost structure in the region while revenue decreased significantly; and 2) higher laboratory supply costs associated with inflationary pressure.

Return to Index

Sequentially, changes in cost of services were in line with changes in service revenue. Cost of services as a percentage of service revenue was relatively flat but improved slightly primarily due to a slight decrease in employee compensation costs.

For the six months ended June 30, 2026, cost of services was $151.9 million, an increase of 3% compared to the same period in the prior year. Cost of services expressed as a percentage of service revenue increased to 81% from 77% when compared to the same period in the prior year. The increases are primarily due to lower service revenue as a result of the conflict in the Middle East and increased employee compensation and other operating costs, as discussed above.

Cost of Product Sales, excluding depreciation

Cost of product sales was $25.6 million for the three months ended June 30, 2026, a decrease of 14% year-over-year and 1% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 85% for the three months ended June 30, 2026, compared to 87% for the same period in the prior year and compared to 94% in the prior quarter. The year-over-year decrease in cost of product sales was primarily driven by internal initiatives to reduce the costs of goods through manufacturing efficiencies and reducing overhead costs, and 2025 included a write-down of certain assets. Additionally, cost of product sales for the second quarter of 2026 benefited from the partial refund of tariffs previously imposed and paid on the importation of certain materials.

Sequentially, the decline in cost of product sales and cost of product sales expressed as a percentage of product sales revenue was due to 1) the tariff refunds received in the second quarter of 2026, as discussed above; and 2) improvement in absorption of fixed costs on a higher revenue base.

For the six months ended June 30, 2026, cost of product sales was $51.6 million, a decrease of 8% compared to the same period in the prior year. Cost of product sales expressed as a percentage of product sales revenue was 89% for the six months ended June 30, 2026, compared to 90% from the same period in the prior year. The decrease in cost of product sales was achieved in 2026 due to the internal initiatives to reduce cost of goods sold, and inventory write-down costs recorded in the prior year that did not recur in the current year, despite the decrease in revenue from the prior year. In addition, cost of product sales was slightly lower due to tariff refunds received in the second quarter of 2026, as discussed above.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations.

G&A expense for the three months ended June 30, 2026, was $11.0 million, which increased $0.5 million, compared to the same period in 2025. The year-over-year increase was primarily due to changes in employee compensation and contract labor costs in these periods.

G&A expense for the three months ended June 30, 2026, decreased $3.8 million compared to the prior quarter primarily due to the acceleration of stock compensation expense for retirement eligible employees of $3.7 million recorded in the first quarter of 2026.

For the six months ended June 30, 2026, G&A expense was $25.7 million which increased $1.6 million, compared to the six months ended June 30, 2025. The year-over-year increase was primarily due to an increase in stock compensation expense and contract labor costs, partially offset by lower other employee compensation costs.

Return to Index

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2026, was $3.8 million, an increase of 4% year-over-year and 2% sequentially. Depreciation and amortization expense for the six months ended June 30, 2026, was $7.6 million, an increase of 3% year-over-year. The increases in depreciation and amortization expense for the three and six months ended June 30, 2026, compared to the prior year periods were primarily due to 1) additional amortization costs associated with business acquisitions in the fourth quarter of 2025; and 2) higher spending in capital expenditures in 2026. Sequentially, the slight increase was primarily due to higher spending in capital expenditures during the three months ended June 30, 2026.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gain on sale of assets	$(207)	$(217)	$(1,220)	$(223)
Results of non-consolidated subsidiaries	185	244	264	207
Foreign exchange (gain) loss, net	219	7	599	487
Rents and royalties	(3)	(9)	(3)	(16)
Return on pension assets and other pension costs	(345)	(301)	(695)	(581)
Assets write-down, loss on lease termination and other exit costs	—	—	639	707
Insurance recovery - business interruption and costs	(175)	(979)	(175)	(979)
Insurance recovery - property, plant and equipment	—	(1,577)	—	(1,577)
Severance and other charges	—	—	—	2,256
Other, net	(365)	(135)	(745)	(913)
Total other (income) expense, net	$(691)	$(2,967)	$(1,336)	$(632)

As a result of our continuous efforts in consolidating and exiting certain facilities in the U.S. and other international locations for operational efficiency, we sold property in Tulsa, Oklahoma for a net gain of $0.9 million during the six months ended June 30, 2026. In addition, we recognized write-downs of leasehold improvements, right of use assets and other assets and incurred lease termination and other exit costs of $0.6 million and $0.7 million during the six months ended June 30, 2026 and 2025, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility, and we have recorded insurance recovery associated with business interruption and increase in cost of work of $1.0 million during the three and six months ended June 30, 2025.

Additionally, we recorded insurance recovery associated with loss on property and assets of $1.6 million during the three and six months ended June 30, 2025. Core Lab reached final settlement with the insurance company in September 2025.

In January 2026, we had storm damage at our Malta facility, and we have recorded a partial insurance settlement associated with business interruption and increase in cost of work of $0.2 million during the three and six months ended June 30, 2026.

Return to Index

Foreign exchange (gain) loss, net for the primary currencies in which we operate and those with a material effect for the period presented is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
British Pound	$38	$(54)	$(26)	$(60)
Canadian Dollar	8	(100)	31	(54)
Euro	31	517	(39)	802
Indonesian Rupiah	131	(41)	181	33
Russian Ruble	(165)	(149)	(68)	(335)
Other currencies, net	176	(166)	520	101
Foreign exchange (gain) loss, net	$219	$7	$599	$487

Interest Expense

Interest expense for the three months ended June 30, 2026, was $2.8 million an increase of 5% year-over-year and a decrease of 2% sequentially. For the six months ended June 30, 2026, interest expense increased $0.4 million or 8%. For the three and six months ended June 30, 2026, the year-over-year increase in interest expense is primarily due to higher variable interest rates on the $50.0 million term loan that was used to retire the fixed rate $45.0 million 2021 Senior Notes Series A in the first quarter of 2026. This was partially offset by lower average borrowings on our revolving credit facility.

Sequentially, the slight decrease in interest expense was primarily due to lower average borrowings on our revolving credit facility in the three months ended June 30, 2026.

Income Tax Expense

The Company recorded an income tax expense of $0.5 million and $0.3 million for the three and six months ended June 30, 2026, compared to income tax expense of $1.9 million and $3.7 million for the three and six months ended June 30, 2025, respectively. The effective tax rate for the three and six months ended June 30, 2026, was 8.0% and 4.8%, respectively. The effective tax rate for the three and six months ended June 30, 2025, was 15.2% and 25.4%, respectively. The effective tax rate for three and six months ended June 30, 2026 was primarily impacted by the jurisdictional earnings mix subject to tax for the period and discrete benefits to the period. The effective tax rate for the three and six months ended June 30, 2025, was primarily impacted by the jurisdictional earnings mix subject to tax for the period, changes in uncertain tax positions in certain jurisdictions and discrete expenses in the period.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

Return to Index

	Three Months Ended						Year-Over-Year	Sequential
	June 30, 2026		June 30, 2025		March 31,2026		% Change	% Change
REVENUE:
Reservoir Description	$78,747	63%	$86,280	66%	$81,931	67%	(9)%	(4)%
Production Enhancement	45,862	37%	43,879	34%	39,866	33%	5%	15%
Consolidated	$124,609	100%	$130,159	100%	$121,797	100%	(4)%	2%
OPERATING INCOME:
Reservoir Description *	$3,678	5%	$12,203	14%	$1,146	1%	(70)%	221%
Production Enhancement *	5,228	11%	3,148	7%	804	2%	66%	550%
Corporate and Other (1)	245	0%	(60)	0%	(63)	0%	NM	NM
Consolidated	$9,151	7%	$15,291	12%	$1,887	2%	(40)%	385%

* Percentage, which represents operating margins, is based on operating income divided by applicable revenue rather than total revenue.
"NM" means not meaningful
(1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

	Six Months Ended June 30,				Year-over-year
	2026		2025		% Change
REVENUE:
Reservoir Description	$160,678	65%	$167,177	66%	(4)%
Production Enhancement	85,728	35%	86,567	34%	(1)%
Consolidated	$246,406	100%	$253,744	100%	(3)%
OPERATING INCOME:
Reservoir Description *	$4,824	3%	$14,542	9%	(67)%
Production Enhancement *	6,032	7%	4,651	5%	30%
Corporate and Other (1)	182	0%	515	0%	NM
Consolidated	$11,038	4%	$19,708	8%	(44)%

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

Revenue from the Reservoir Description operating segment of $78.7 million for the three months ended June 30, 2026 decreased 9% year-over-year and 4% sequentially. Year-over-year, the decrease in revenue was primarily due to 1) a lower international revenue as a result of the continued conflicts in the Middle East, and in Russia and Ukraine, as well as the expanded sanctions previously discussed have disrupted client activity and demand for our laboratory assay work and regional studies; and 2) the non-recurrence of large shipments of manufactured laboratory equipment sales that occurred in the second quarter of 2025, partially offset by higher reservoir rock and fluid analysis projects in the U.S. during the three months ended June 30, 2026. Sequentially, the decrease in revenue was primarily due to the impact associated with the Middle East conflict and a lower level of manufactured laboratory equipment sales in the current quarter.

Revenue from the Reservoir Description operating segment of $160.7 million for the six months ended June 30, 2026, decreased 4% from the same period in the prior year. The decrease in revenue was primarily due to 1) the recent Middle East conflict that began in the first quarter of 2026; 2) decrease in manufactured laboratory equipment sales; and 3) the ongoing geopolitical conflict in Russia and Ukraine, as well as expanded sanctions as previously discussed.

Return to Index

Operating income of $3.7 million for the three months ended June 30, 2026, decreased year-over-year by $8.5 million and increased $2.5 million sequentially. Operating margins were 5% for the three months ended June 30, 2026, compared to 14% for the same period in the prior year, and 1% sequentially. Year-over-year, the decrease in operating income and operating margins was primarily attributable to 1) decremental revenue of $7.5 million primarily caused by the geopolitical conflicts mentioned above; 2) increases in employee compensation and other operating costs as discussed above; and 3) a gain on insurance recovery in prior year associated with the fire at the Aberdeen, U.K. facility of $2.5 million recorded in 2025, compared to $0.2 million gain on insurance recovery in 2026.

Sequentially, despite lower revenues for the three months ended June 30, 2026, operating income and operating margins were increased primarily due to 1) $2.4 million recorded in the prior quarter associated with the acceleration of stock compensation expense for retirement eligible employees; and 2) a charge of $0.6 million recorded in the prior quarter associated with facility exit costs and certain asset write-downs and no similar transactions in the second quarter of 2026.

Operating income of $4.8 million for the six months ended June 30, 2026, decreased $9.7 million from the same period in the prior year. Operating margins were 3% for the six months ended June 30, 2026, compared to 9% for the same period in the prior year. The decreases in operating income and operating margins were primarily attributable to 1) decremental revenue of $6.5 million in 2026 primarily caused by the geopolitical conflicts mentioned above; and 2) a prior year insurance recovery associated with the fire at the Aberdeen, U.K. facility of $2.5 million recorded in the three months ended June 30, 2025.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities typically experience a seasonal decline at end of the year with activity levels increasing at the beginning of the year. Average rig count in the U.S. land market for the three months ended June 30, 2026, declined by 3.1% year-over-year but was higher by 1.5% sequentially. International average rig count was down 2.0% year-over-year and 2.5% sequentially.

Revenue from the Production Enhancement operating segment of $45.9 million for the three months ended June 30, 2026, increased 5% year-over-year and 15% sequentially. Year-over-year, the increase was primarily driven by continued growth in well diagnostic services in the U.S. and completion product sales in the U.S. land market, despite a lower average rig count in the U.S. land market. Sequentially, the increase was primarily driven by increased product sales associated with large customer bulk shipment orders in the international markets which were delayed from prior quarter and higher demand in U.S. land market activity. Additionally, the demand for our well diagnostic services continued to grow during the second quarter of 2026.

Revenue from the Production Enhancement operating segment of $85.7 million for the six months ended June 30, 2026, decreased 1% from the same period in the prior year. The slight decrease in revenue was primarily driven by lower product sales to the international markets, partially offset by higher revenue in well completion diagnostic services in the U.S. in 2026.

Operating income of $5.2 million for the three months ended June 30, 2026, increased $2.1 million year-over-year, and $4.4 million sequentially. Operating margins for the three months ended June 30, 2026, were 11%, compared to operating margins of 7% year-over-year and 2% sequentially. Year-over-year, the increase in operating income and margins was primarily due to 1) incremental revenue of $2.0 million; 2) partial refund of tariffs received in 2026 as previously discussed; and 3) improved absorption of fixed costs on a higher revenue base during the three months ended June 30, 2026.

Sequentially, the increase in operating income and margins was primarily driven by 1) incremental revenue of $6.0 million; 2) partial refund of tariffs received in 2026 as previously discussed; and 3) $1.3 million higher stock compensation expense allocation associated with the acceleration of stock compensation expense for retirement eligible employees that recorded in the first quarter of 2026.

Operating income of $6.0 million for the six months ended June 30, 2026, increased $1.4 million compared to the same period in the prior year. Operating margins for the six months ended June 30, 2026 of 7% increased compared to 5% from the

Return to Index

same period in the prior year. The increase in operating income and margins was primarily due to 1) partial refund of tariffs received in 2026; and 2) a total charge of $1.3 million associated with employee severance, facility consolidation and inventory write-downs recorded in 2025 and no similar transactions in 2026.

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

Cash Flows

As of June 30, 2026, we had $22.7 million of cash and cash equivalents, compared to $22.7 million of cash and cash equivalents at December 31, 2025. As of June 30, 2026, $21.8 million of our $22.7 million of cash was held by our foreign subsidiaries.

Cash flows from operating activities were $11.8 million for the six months ended June 30, 2026, compared to $20.6 million for the same period in the prior year. The decrease compared to the same period in the prior year was primarily due to lower profitability during 2026, which has been primarily impacted by the Middle East conflict which began in the first quarter of 2026, as discussed above. These unfavorable factors were partially offset by improved efficiency in operational working capital management in 2026.

Other sources of cash during the six months ended June 30, 2026, include receipt of $3.1 million from the sale of assets, primarily associated with sales of property in Tulsa, Oklahoma of $1.2 million and $0.3 million proceeds from life insurance policies. See also “Credit Facility, Senior Notes and Available Future Liquidity” below regarding a net increase in our debt of $3.4 million.

Uses of cash during the six months ended June 30, 2026 include: 1) total capital expenditures of $10.7 million, which includes $2.5 million related to the rebuilding of the facility and replacement of assets damaged in the Aberdeen, U.K. fire incident which have been covered by insurance proceeds received in 2025; 2) share repurchases of $6.7 million, which includes payments related to personal tax liabilities of participants in our stock-based compensation plan; and 3) quarterly dividends paid of $0.9 million.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash

Return to Index

flow is not a measure of operating performance under GAAP and should not be considered in isolation nor construed as an alternative to operating income, net income or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP (in thousands):

	Six Months Ended June 30,
	2026	2025
Free cash flow calculation:
Net cash provided by operating activities	$11,774	$20,583
Less: Cash paid for capital expenditures - operations	(8,135)	(6,259)
Free cash flow	$3,639	$14,324

Free cash flow for the six months ended June 30, 2026 was $3.6 million compared to $14.3 million for the same period in 2025. The net cash provided by operating activities of $11.8 million during the six months ended June 30, 2026 compared to $20.6 million for the same period in 2025 was primarily due to the factors as discussed in cash flow from operating activities above. Capital expenditures-operations, which exclude capital expenditures of $2.5 million associated with the Aberdeen, U.K. fire incident that are covered by insurance, increased by $1.9 million during the six months ended June 30, 2026 compared to the same period in the prior year.

Credit Facility, Senior Notes and Available Future Liquidity

We, along with our direct subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”), have a secured credit facility for an aggregate borrowing commitment of $150.0 million with a $50.0 million “accordion” feature (“Credit Facility”). Draws up to $100.0 million are available in the form of a revolving credit facility, and a single draw of $50.0 million was made in the form of a delayed draw term loan on January 12, 2026. The $50.0 million proceeds from the delayed draw term loan were primarily used to retire $45 million of the senior notes which matured on January 12, 2026, as discussed below. As of June 30, 2026, the Credit Facility has an available borrowing capacity of approximately $85.6 million.

Additionally, we along with CLIH as issuer, have senior notes outstanding that were issued through private placement transactions (“Senior Notes”). On January 12, 2026, we repaid the 2021 Senior Notes Series A with aggregate principal amount of $45.0 million upon the maturity date with the single draw of $50.0 million from the delayed draw term loan.

These debt instruments are summarized in the following table (in thousands):

	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Revolving Credit Facility	Variable	July 22, 2029	$2,000	$3,000
Delayed Draw Term Loan	Variable	July 22, 2029	49,375	—
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	—	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			116,375	113,000
Less: Debt issuance costs			(2,514)	(2,745)
Long-term debt, net			$113,861	$110,255

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

Return to Index

See Note 6 - Long-term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Credit Facility and the Senior Notes.

In accordance with the terms of the Credit Facility, our interest coverage ratio is 6.53 and our leverage ratio is 1.30 each for the period ended June 30, 2026. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of June 30, 2026. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock, par value $0.01, that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
April 1-30, 2026	—	$—	—	—
May 1-31, 2026	69,829	$13.82	—	—
June 1-30, 2026	144,883	$11.91	—	—
Total	214,712	$12.53	—

(1)
During the three months ended June 30, 2026, we repurchased 213,928 shares in the open market. Additionally, 784 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award. The repurchase of shares in the open market is at the discretion of our Board of Directors and management.
(2)
The Company does not have a publicly announced share repurchase program; however, it does from time to time undertake share repurchases in the open market at the discretion of Company management and with prior authorization from the Board of Directors.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

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

CORE LABORATORIES INC.

Date:	July 30, 2026	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index