Form 10-Q
period 2026-09-30
Core Laboratories Inc. /DE/
filed 2026-10-30
CIK 1958086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s Common Stock (par value $0.01) at October 23, 2026 was 45,823,203.

CORE LABORATORIES INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,376	$22,702
Accounts receivable, net of allowance for credit losses of $6,552 and $6,317 at 2026 and 2025, respectively	115,573	113,528
Inventories	60,699	54,496
Prepaid expenses	10,212	9,734
Income taxes receivable	11,436	7,270
Other current assets	5,759	6,935
TOTAL CURRENT ASSETS	225,055	214,665
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $321,722 and $320,707 at 2026 and 2025, respectively	100,840	99,447
RIGHT OF USE ASSETS	51,145	54,346
INTANGIBLES, net of accumulated amortization and impairment of $19,988 and $19,531 at 2026 and 2025, respectively	6,643	7,118
GOODWILL	105,917	105,789
DEFERRED TAX ASSETS, net	68,349	67,381
OTHER ASSETS	35,569	35,264
TOTAL ASSETS	$593,518	$584,010
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,012	$37,275
Accrued payroll and related costs	20,287	26,525
Taxes other than payroll and income	3,900	4,272
Unearned revenues	5,844	5,552
Operating lease liabilities	11,718	11,456
Income taxes payable	3,106	4,255
Other current liabilities	17,865	16,680
TOTAL CURRENT LIABILITIES	102,732	106,015
LONG-TERM DEBT, net	112,447	110,255
LONG-TERM OPERATING LEASE LIABILITIES	37,806	42,309
DEFERRED COMPENSATION	29,959	29,381
DEFERRED TAX LIABILITIES, net	10,194	7,995
OTHER LONG-TERM LIABILITIES	16,290	15,847
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference stock, 6,000,000 shares authorized, $0.01 par value; none issued or outstanding	—	—
Common stock, 200,000,000 shares authorized, $0.01 par value, 46,966,868 issued and 45,808,096 outstanding at 2026; 46,966,868 issued and 46,095,379 outstanding at 2025	470	470
Additional paid-in capital	116,653	110,245
Retained earnings	181,894	172,662
Accumulated other comprehensive income (loss)	(5,593)	(5,806)
Treasury stock (at cost), 1,158,772 and 871,489 shares at 2026 and 2025, respectively	(15,453)	(11,585)
Total Core Laboratories Inc. shareholders' equity	277,971	265,986
Non-controlling interest	6,119	6,222
TOTAL EQUITY	284,090	272,208
TOTAL LIABILITIES AND EQUITY	$593,518	$584,010

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2026	2025
	(Unaudited)
REVENUE:
Services	$96,007	$101,125
Product sales	36,070	33,396
Total revenue	132,077	134,521
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	75,007	74,896
Cost of product sales, exclusive of depreciation expense shown below	30,085	30,005
General and administrative expense, exclusive of depreciation expense shown below	11,268	10,688
Depreciation	3,615	3,529
Amortization	109	65
Other (income) expense, net	(72)	(5,590)
OPERATING INCOME	12,065	20,928
Interest expense	2,786	2,650
Income before income taxes	9,279	18,278
Income tax expense	3,816	3,754
Net income	5,463	14,524
Net income (loss) attributable to non-controlling interest	19	285
Net income attributable to Core Laboratories Inc.	$5,444	$14,239

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.12	$0.31
Basic earnings per share attributable to Core Laboratories Inc.	$0.12	$0.31

Diluted earnings per share	$0.12	$0.31
Diluted earnings per share attributable to Core Laboratories Inc.	$0.12	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,866	46,263
Diluted	46,711	47,078

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2026	2025
	(Unaudited)
REVENUE:
Services	$284,536	$292,435
Product sales	93,947	95,830
Total revenue	378,483	388,265
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	226,858	221,929
Cost of product sales, exclusive of depreciation expense shown below	81,678	86,142
General and administrative expense, exclusive of depreciation expense shown below	36,939	34,799
Depreciation	10,856	10,683
Amortization	457	298
Other (income) expense, net	(1,408)	(6,222)
OPERATING INCOME	23,103	40,636
Interest expense	8,523	7,963
Income before income taxes	14,580	32,673
Income tax expense	4,072	7,411
Net income	10,508	25,262
Net income (loss) attributable to non-controlling interest	(103)	541
Net income attributable to Core Laboratories Inc.	$10,611	$24,721

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$0.23	$0.54
Basic earnings per share attributable to Core Laboratories Inc.	$0.23	$0.53

Diluted earnings per share	$0.22	$0.53
Diluted earnings per share attributable to Core Laboratories Inc.	$0.23	$0.52

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,989	46,552
Diluted	46,883	47,381

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)
Net income	$5,463	$14,524	$10,508	$25,262
Other comprehensive income (loss):
Interest rate swaps:
Interest rate swap amount reclassified to net income	37	(108)	54	(489)
Income tax benefit (expense) on interest rate swaps reclassified to net income	(8)	24	(11)	103
Total interest rate swaps	29	(84)	43	(386)
Pension and other postretirement benefit plans:
Amortization of actuarial gain reclassified to net income	75	77	229	232
Income tax expense on pension and other postretirement benefit plans reclassified to net income	(19)	(20)	(59)	(61)
Total pension and other postretirement benefit plans	56	57	170	171
Total other comprehensive income (loss)	85	(27)	213	(215)
Comprehensive income	5,548	14,497	10,721	25,047
Comprehensive income (loss) attributable to non-controlling interest	19	285	(103)	541
Comprehensive income attributable to Core Laboratories Inc.	$5,529	$14,212	$10,824	$24,506

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)
Common Stock
Balance at Beginning of Period	$470	$470	$470	$470
Balance at End of Period	$470	$470	$470	$470
Additional Paid-In Capital
Balance at Beginning of Period	$115,512	$112,763	$110,245	$109,547
Stock-based compensation	1,141	1,111	6,408	4,327
Balance at End of Period	$116,653	$113,874	$116,653	$113,874
Retained Earnings
Balance at Beginning of Period	$176,909	$154,406	$172,662	$144,862
Dividends paid	(459)	(465)	(1,379)	(1,403)
Net income attributable to Core Laboratories Inc.	5,444	14,239	10,611	24,721
Balance at End of Period	$181,894	$168,180	$181,894	$168,180
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,678)	$(5,957)	$(5,806)	$(5,769)
Interest rate swaps, net of income taxes	29	(84)	43	(386)
Pension and other postretirement benefit plans, net of income taxes	56	57	170	171
Balance at End of Period	$(5,593)	$(5,984)	$(5,593)	$(5,984)
Treasury Stock
Balance at Beginning of Period	$(14,544)	$(5,817)	$(11,585)	$(2,537)
Stock-based compensation	143	215	810	1,696
Repurchase of common stock	(1,052)	(5,009)	(4,678)	(9,770)
Balance at End of Period	$(15,453)	$(10,611)	$(15,453)	$(10,611)
Non-Controlling Interest
Balance at Beginning of Period	$6,100	$6,020	$6,222	$5,745
Non-controlling interest contribution	—	—	—	19
Non-controlling interest dividend	—	(264)	—	(264)
Net income (loss) attributable to non-controlling interest	19	285	(103)	541
Balance at End of Period	$6,119	$6,041	$6,119	$6,041
Total Equity
Balance at Beginning of Period	$278,769	$261,885	$272,208	$252,318
Stock-based compensation	1,284	1,326	7,218	6,023
Non-controlling interest contribution	—	—	—	19
Non-controlling interest dividend	—	(264)	—	(264)
Dividends paid	(459)	(465)	(1,379)	(1,403)
Net income	5,463	14,524	10,508	25,262
Interest rate swaps, net of income taxes	29	(84)	43	(386)
Pension and other postretirement benefit plans, net of income taxes	56	57	170	171
Repurchase of common stock	(1,052)	(5,009)	(4,678)	(9,770)
Balance at End of Period	$284,090	$271,970	$284,090	$271,970

Cash Dividends per Share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)
Common Stock - Number of shares issued
Balance at Beginning of Period	46,966,868	46,966,868	46,966,868	46,966,868
Balance at End of Period	46,966,868	46,966,868	46,966,868	46,966,868

Treasury Stock - Number of shares
Balance at Beginning of Period	(1,082,768)	(430,078)	(871,489)	(140,048)
Stock-based compensation	11,869	12,402	67,083	91,602
Repurchase of common stock	(87,873)	(462,248)	(354,366)	(831,478)
Balance at End of Period	(1,158,772)	(879,924)	(1,158,772)	(879,924)

Common Stock - Number of shares outstanding
Balance at Beginning of Period	45,884,100	46,536,790	46,095,379	46,826,820
Stock-based compensation	11,869	12,402	67,083	91,602
Repurchase of common stock	(87,873)	(462,248)	(354,366)	(831,478)
Balance at End of Period	45,808,096	46,086,944	45,808,096	46,086,944

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,508	$25,262
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,218	6,023
Depreciation and amortization	11,313	10,981
Inventory write-off and obsolescence	619	2,429
Net provision for credit losses	135	2,152
Changes in value of life insurance policies	(1,251)	(1,851)
Deferred income taxes	1,232	(4,573)
Insurance recovery on property, plant and equipment, net	—	(6,830)
Realization of pension obligation	141	133
Other non-cash items	(71)	753
Changes in assets and liabilities:
Accounts receivable	(2,179)	(615)
Inventories	(6,822)	(1,268)
Prepaid expenses and other current assets	(3,469)	(797)
Other assets	(9)	(351)
Accounts payable	2,674	1,284
Accrued expenses	(3,598)	(3,370)
Unearned revenues	292	(2,074)
Other liabilities	10	1,797
Net cash provided by operating activities	16,743	29,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - operations	(11,381)	(8,265)
Capital expenditures - rebuilding of Aberdeen facility	(2,990)	(2,672)
Net proceeds from insurance recovery	139	9,951
Acquisitions, net of cash acquired	—	(617)
Proceeds from sale of assets	3,144	2,348
Patents and other intangibles	18	(2)
Net proceeds on life insurance policies	557	778
Net cash provided by (used in) investing activities	(10,513)	1,521
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(93,250)	(47,000)
Proceeds from long-term debt	95,000	36,000
Debt issuance costs	—	(1,706)
Dividends paid	(1,379)	(1,403)
Repurchase of common stock	(7,740)	(9,770)
Other financing activities	(187)	(255)
Net cash used in financing activities	(7,556)	(24,134)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,326)	6,472
CASH AND CASH EQUIVALENTS, beginning of period	22,702	19,157
CASH AND CASH EQUIVALENTS, end of period	$21,376	$25,629

Supplemental disclosures of cash flow information:
Cash payments for interest	$7,230	$6,553
Cash payments (net of refunds) for income taxes	$8,415	$9,535
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the period	$1,661	$1,006

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

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories Inc. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto included in Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies. Core Laboratories Inc.’s balance sheet information as of December 31, 2025, was derived from the 2025 audited consolidated financial statements. There have been no changes to the accounting policies during the nine months ended September 30, 2026, except as noted below.

Core Laboratories Inc. uses the equity method of accounting for investments in which it has less than a majority interest and does not exercise control but does exert significant influence. Non-controlling interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. However, the operating results presented for the three and nine months ended September 30, 2026, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2026.

Certain reclassifications were made to prior period amounts included in this Quarterly Report in order to conform to the current period presentations. Refer to Core Laboratories Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, Note 2 - Summary of Significant Accounting Policies - Prior Period Immaterial Corrections. Specifically, the Company has made adjustments to previously reported beginning retained earnings and total assets as of and for the three and nine months ended September 30, 2025. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2025.

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

Return to Index

We have performed assessments for LLA located in regions impacted by geopolitical conflicts in the Middle East and between Russia and Ukraine and no triggering events have been identified to indicate that their net book value may not be recoverable as of September 30, 2026.

Recent Accounting Pronouncements

Pronouncements Adopted in 2026

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows public business entities to apply a practical expedient when estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendment is effective for annual and interim periods beginning after December 15, 2025. We adopted the guidance during the nine months ended September 30, 2026. The Company has elected to apply the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. When an account is determined to be uncollectible, we charge the receivable to our allowance for credit losses.

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

3. ACQUISITIONS AND DIVESTITURES

We had no significant business acquisitions or divestitures during the three and nine months ended September 30, 2026 and 2025.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$30,245	$24,962
Parts and materials	27,677	26,932
Work in progress	2,777	2,602
Total inventories	$60,699	$54,496

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

5. LEASES

Our operating leases primarily consist of offices and lab space, machinery, equipment, and vehicles. We terminated certain leases in the U.S. and other international locations during the nine months ended September 30, 2026 and 2025. See Note 12 - Other (Income) Expense, net for additional information regarding lease termination costs.

Return to Index

The components of lease expense and other information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Consolidated Statements of Operations:
Operating lease expense	$4,208	$4,243	$12,977	$12,589
Short-term lease expense	489	453	1,370	1,334
Variable lease expense	592	425	1,552	1,284
Total lease expense	$5,289	$5,121	$15,899	$15,207
Consolidated Statements of Cash Flows:
Operating cash flows - operating leases payments	$4,079	$3,927	$13,694	$12,822
Right of use assets obtained in exchange for operating lease liabilities	$2,021	$2,184	$8,100	$7,060
Other information:
Weighted-average remaining lease term - operating leases	7.63 years	8.19 years	7.63 years	8.19 years
Weighted-average discount rate - operating leases	5.50%	5.48%	5.50%	5.48%

Scheduled undiscounted lease payments for non-cancellable operating leases consist of the following (in thousands):

September 30, 2026
Operating Leases
Remainder of 2026	$3,739
2027	13,057
2028	10,271
2029	6,751
2030	4,717
Thereafter	22,956
Total undiscounted lease payments	61,491
Less: Imputed interest	(11,967)
Total operating lease liabilities	$49,524

6. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Revolving Credit Facility	Variable	July 22, 2029	$1,000	$3,000
Delayed Draw Term Loan	Variable	July 22, 2029	48,750	—
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	—	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			114,750	113,000
Less: Debt issuance costs			(2,303)	(2,745)
Long-term debt, net			$112,447	$110,255

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

On July 22, 2025, we, along with our direct subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”) entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for an aggregate borrowing

Return to Index

commitment of $150.0 million with a $50.0 million “accordion” feature. Draws up to $100.0 million are available in the form of a revolving credit facility, and a single draw of $50.0 million was made in the form of a delayed draw term loan (“DDTL”) on January 12, 2026. The $50.0 million proceeds from the DDTL were primarily used to retire $45.0 million of 2021 Senior Notes Series A, which matured on January 12, 2026, see further discussion below. The DDTL is repayable in quarterly installments of $625 thousand beginning June 2026, and prepayments are permitted without penalty. We intend to repay the DDTL using borrowings under our existing long-term credit facility, therefore, we continue to classify this term loan as long-term debt. Any remaining outstanding balances under the revolving credit facility and the DDTL are due at maturity on July 22, 2029, subject to springing maturity dates unless the Company’s liquidity equals or exceeds the principal amount of each of the respective senior notes series that remain outstanding on each of the respective springing maturity dates as follows:

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

Under the Credit Facility, the Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit, which totaled approximately $17.4 million at September 30, 2026, resulting in an available borrowing capacity under the Credit Facility of approximately $81.6 million. In addition to indebtedness under the Credit Facility, we had approximately $5.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2026.

The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our interest coverage ratio is 5.608 and our leverage ratio is 1.496, each for the period ended September 30, 2026. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of September 30, 2026.

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

Return to Index

The estimated fair value of total debt at September 30, 2026 and December 31, 2025, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The components of net periodic pension cost for the Dutch Plan include (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest cost	$411	$386	$1,250	$1,106
Expected return on plan assets	(339)	(312)	(1,034)	(893)
Net periodic pension cost	$72	$74	$216	$213

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

9. EQUITY

Treasury Stock

During the three and nine months ended September 30, 2026, we distributed 11,869 and 67,083 shares, respectively, of treasury stock upon vesting of stock-based awards. During the three and nine months ended September 30, 2026, we repurchased 87,873 and 354,366 shares, respectively, of our common stock for $1.1 million and $4.7 million, respectively. The total repurchased shares include rights which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participant’s tax burdens resulting from the issuance of common stock under the plan. Rights surrendered to us were 4,318 and 6,797 shares valued at $48 thousand and $88 thousand for the three and nine months ended September 30, 2026, respectively. Such shares of common stock, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March, June and August 2026, we paid a quarterly cash dividend of $0.01 per share of common stock. In addition, on October 28, 2026, we declared a quarterly cash dividend of $0.01 per share of common stock for shareholders of record on November 9, 2026, and payable on November 30, 2026.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

Return to Index

	September 30, 2026	December 31, 2025
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,329)	$(5,499)
Interest rate swaps - net gain (loss) on fair value	(264)	(307)
Total accumulated other comprehensive income (loss)	$(5,593)	$(5,806)

Retained Earnings

The beginning balances of retained earnings and total equity for the three and nine months ended September 30, 2025 have been adjusted for certain prior period immaterial corrections. See Note 2 - Summary of Significant Accounting Policies Update.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we may utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

The payments of interest under the 2023 Senior Notes with an aggregate principal amount of $50.0 million at fixed interest rates of 7.25% and 7.50% and future fixed interest rate debt through March 2033 qualify as forecasted transactions under a terminated forward interest rate swap agreement to fix our underlying risk-free rate with a notional amount of $60.0 million. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the 2023 Senior Notes will preclude cash flow hedging with the LIBOR hedging instrument. The unamortized net loss on termination of this forward interest rate swap agreement was included in accumulated other comprehensive income (loss). The unamortized amount at September 30, 2026, of $0.3 million will be amortized into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the 2023 Senior Notes and any future debt through March 2033.

The effect of interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$—	$—	$(12)	Increase (decrease) to interest expense
10 year interest rate swap	37	(108)	54	(477)	Increase (decrease) to interest expense
	$37	$(108)	$54	$(489)

11. FINANCIAL INSTRUMENTS

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

Return to Index

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$27,292	$—	$27,292	$—
	$27,292	$—	$27,292	$—
Liabilities:
Deferred compensation liabilities	$20,590	$—	$20,590	$—
	$20,590	$—	$20,590	$—

		Fair Value Measurement at
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$26,627	$—	$26,627	$—
	$26,627	$—	$26,627	$—
Liabilities:
Deferred compensation liabilities	$18,451	$—	$18,451	$—
	$18,451	$—	$18,451	$—

(1) Company owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gain on sale of assets	$(57)	$(146)	$(1,277)	$(369)
Results of non-consolidated subsidiaries	135	194	399	401
Foreign exchange (gain) loss, net	548	354	1,147	841
Return on pension assets and other pension costs	(339)	(312)	(1,034)	(893)
Assets write-down, loss on lease termination and other exit costs	—	—	639	707
Insurance recovery - business interruption and costs	(186)	(52)	(361)	(1,031)
Insurance recovery, net - property, plant and equipment	—	(5,253)	—	(6,830)
Severance and other charges	—	—	—	2,256
Other, net	(173)	(375)	(921)	(1,304)
Total other (income) expense, net	$(72)	$(5,590)	$(1,408)	$(6,222)

As a result of our continuous efforts in consolidating and exiting certain facilities in the U.S. and other international locations for operational efficiency, we sold property in Tulsa, Oklahoma for a net gain of $0.9 million during the nine months ended September 30, 2026. In addition, we recognized write-downs of leasehold improvements, right of use assets and other assets and incurred lease termination and other exit costs of $0.6 million and $0.7 million during the nine months ended September 30, 2026 and 2025, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility, and we have recorded insurance recovery associated with business interruption and other associated costs of $0.1 million and $1.0 million during the three and nine months ended September 30, 2025, respectively.

Additionally, we recorded a net insurance recovery associated with loss on property and assets of $5.3 million and $6.8 million during the three and nine months ended September 30, 2025, respectively. Core Lab reached final settlement with the insurance company in September 2025.

Return to Index

In January 2026, we had storm damage at one of our laboratory facilities in Europe, and we have recorded a partial insurance settlement associated with business interruption and other associated costs of $0.2 million and $0.4 million during the three and nine months ended September 30, 2026, respectively.

Foreign exchange (gain) loss, net for the primary currencies in which we operate and those with a material effect for the period presented is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
British Pound	$78	$(48)	$52	$(108)
Canadian Dollar	(4)	43	27	(11)
Euro	120	(30)	81	772
Indonesian Rupiah	34	100	215	133
Russian Ruble	500	144	432	(189)
Other currencies, net	(180)	145	340	244
Foreign exchange (gain) loss, net	$548	$354	$1,147	$841

13. INCOME TAX EXPENSE

The Company recorded an income tax expense of $3.8 million and $4.1 million for the three and nine months ended September 30, 2026, compared to income tax expense of $3.8 million and $7.4 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2026, was 41.1% and 27.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was 20.5% and 22.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2026 was primarily impacted by the jurisdictional earnings mix subject to tax for the period. The effective tax rate for the three and nine months ended September 30, 2025, was primarily impacted by the jurisdictional earnings mix subject to tax for the period, changes in uncertain tax positions in certain jurisdictions and discrete expenses in the period.

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

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	45,866	46,263	45,989	46,552
Effect of dilutive securities:
Restricted shares	27	31	41	39
Performance shares	818	784	853	790
Weighted average common shares outstanding - diluted	46,711	47,078	46,883	47,381

15. SEGMENT REPORTING

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields.

Return to Index

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients’ reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. Services associated with these fluids include determining the quality and measuring the quantity of the reservoir fluids and their derived products, such as gasoline, diesel and biofuels. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory instrumentation. In addition, we provide reservoir description capabilities that support various activities associated with energy transition projects, including services that support carbon capture, utilization and storage, geothermal projects, and the evaluation and appraisal of mining activities around lithium and other elements necessary for energy storage.
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

Summarized financial information of our operating segments is shown in the following table (in thousands):

Return to Index

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended September 30, 2026
CODM Measure - Revenue from unaffiliated clients	$84,318	$47,759	$—	$132,077
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	54	242	(296)	—
Cost of services and product sales	66,382	38,637	73	105,092
General and administrative expense (2)	7,192	4,076	—	11,268
Depreciation and amortization	2,759	965	—	3,724
Other operating (income) expense, net (3)	(57)	(73)	(490)	(620)
Foreign exchange (gain) loss, net (3)	393	69	86	548
CODM Measure - Segment operating income	7,703	4,327	35	12,065
Supplemental Disclosures:
Total assets	319,328	145,930	128,260	593,518
Capital expenditures	2,684	725	302	3,711

Three months ended September 30, 2025
CODM Measure - Revenue from unaffiliated clients	$88,224	$46,297	$—	$134,521
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	79	41	(120)	—
Cost of services and product sales	67,156	37,553	192	104,901
General and administrative expense (2)	6,900	3,788	—	10,688
Depreciation and amortization	2,594	1,000	—	3,594
Other operating (income) expense, net (3)	(5,232)	(306)	(406)	(5,944)
Foreign exchange (gain) loss, net (3)	311	(76)	119	354
CODM Measure - Segment operating income	16,574	4,379	(25)	20,928
Supplemental Disclosures:
Total assets (4)	316,771	143,219	126,094	586,084
Capital expenditures	2,706	183	142	3,031

Nine months ended September 30, 2026
CODM Measure - Revenue from unaffiliated clients	$244,996	$133,487	$—	$378,483
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	223	303	(526)	—
Cost of services and product sales	199,824	108,140	572	308,536
General and administrative expense (2)	24,302	12,637	—	36,939
Depreciation and amortization	8,298	3,015	—	11,313
Other operating (income) expense, net (3)	(672)	(402)	(1,481)	(2,555)
Foreign exchange (gain) loss, net (3)	940	41	166	1,147
CODM Measure - Segment operating income	12,527	10,359	217	23,103
Supplemental Disclosures:
Total assets	319,328	145,930	128,260	593,518
Capital expenditures	11,818	2,140	413	14,371

Nine months ended September 30, 2025
CODM Measure - Revenue from unaffiliated clients	$255,401	$132,864	$—	$388,265
Reconciliation of CODM measure - revenue from unaffiliated clients to segment operating income:
Inter-segment revenue	136	155	(291)	—
Cost of services and product sales	198,701	108,690	680	308,071
General and administrative expense (2)	22,754	12,045	—	34,799
Depreciation and amortization	7,854	3,127	—	10,981
Other operating (income) expense, net (3)	(5,576)	143	(1,630)	(7,063)
Foreign exchange (gain) loss, net (3)	688	(16)	169	841
CODM Measure - Segment operating income	31,116	9,030	490	40,636
Supplemental Disclosures:
Total assets (4)	316,771	143,219	126,094	586,084
Capital expenditures	8,880	1,887	170	10,937

(1) "Corporate & Other" represents those items that are not directly related to a particular operating segment and eliminations.

(2) General and administrative expense is presented as a total amount to the CODM and consists primarily of employee compensation costs, professional fees and information technology costs.

(3) Other operating (income) expense, net and foreign currency exchange (gain) loss, net are included in the consolidated statement of operations as other (income) expense, net. See Note 12 - Other (income) expense, net for further details.

(4) Total assets at September 30, 2025 included in the Reservoir Description operating segment have been adjusted for certain prior period immaterial corrections. See Note 2 - Significant Accounting Policies Update.

Return to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories Inc. and its subsidiaries as of September 30, 2026, and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and (ii) the audited consolidated financial statements and accompanying notes thereto included in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

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

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients’ reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. Services associated with these fluids include determining the quality and measuring the quantity of the reservoir fluids and their derived products, such as gasoline, diesel and biofuels. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory instrumentation. In addition, we provide reservoir description capabilities that support various activities associated with energy transition projects, including services that support carbon capture, utilization and storage, geothermal projects, and the evaluation and appraisal of mining activities around lithium and other elements necessary for energy storage.
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

Return to Index

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

Outlook

Recent geopolitical developments, including the armed conflict in the Middle East (“Middle East Conflict”) have dramatically shifted the crude oil supply-demand balance. On February 28, 2026, the hostilities commenced and since then, Iran and other military groups, including Houthi militants in Yemen, have retaliated against United States and Israeli interests, as well as Saudi Arabia, Kuwait, the United Arab Emirates and other countries in the region, including merchant vessels in the Strait of Hormuz and the Red Sea, and certain energy infrastructure. Approximately 20% of global crude oil production passed through the Strait of Hormuz prior to the Middle East Conflict. These disruptions have resulted in a significant reduction in the supply of crude oil and derived products. Although cargo traffic of crude oil and derived products through the Strait of Hormuz has gradually improved toward the end of the third quarter of 2026, crude oil supply continues to be significantly disrupted. Additionally, the drawdown of inventories through a coordinated global release of oil from strategic petroleum reserves could also create additional volatility in future prices. This has dramatically shifted the balance of crude oil supply-demand and exacerbated maritime trade flows of crude oil and derived products. While the Company believes the fundamentals for energy-related services remain stable, there is near-term volatility in commodity prices, the movement patterns of crude oil, and client activity levels.

The ongoing geopolitical conflicts in the Middle East and between Russia and Ukraine, along with associated and expanded United States, European Union, and United Kingdom sanctions on Iran and Russia, as well as secondary sanctions on buyers of Iranian and Russian crude and derived products continue to cause disruptions to traditional maritime supply chains and the trading of crude oil and derived products, such as fuels. The decline in trading and maritime transport of crude oil has directly impacted, and is expected to continue to impact, demand for the Company’s associated laboratory assay services.

The Company is monitoring developments with respect to these conflicts, including the impact on global commodity prices and potential shipping and logistics disruptions, which could affect our customers and their activity levels in and outside the region. As of the date of the filing of this Quarterly Report, military activity and hostilities continue in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained conflict. Iran and its military proxies continue to target critical infrastructure in the region, including refining and pipeline facilities, maritime ports and civilian airports. We have no way to predict the progress or outcome of these events, and any resulting government responses are fluid and beyond our control.

The Company believes that activity levels associated with smaller-scale, short-cycle crude oil development projects will be more sensitive to a decrease and/or continued volatility of crude-oil prices. As such, we expect changes in crude oil prices will marginally improve drilling and completion activity levels in the U.S. onshore market which could directly affect demand for our well completion services and products. Outside the U.S., large-scale international oil and gas projects are expected to be more resilient to the near-term volatility of crude-oil prices, and the Company anticipates client projects will continue to be executed as planned, unless directly impacted by the conflicts mentioned above. We continue to focus on large-scale core analysis and reservoir fluids characterization studies in most oil-producing regions across the globe, which include both newly

Return to Index

developed fields and brownfield extensions in both the U.S. and internationally. In the U.S., we are involved in projects in many of the onshore unconventional basins and offshore projects in the Gulf of America and Alaska. Outside the U.S., we continue to work on both small and large-scale projects analyzing rock, reservoir fluids, and crude oil and derived products and sell perforating systems and well diagnostic services in every major producing region of the world. Notable larger projects are underway in the South Atlantic Margin, the Asia-Pacific region, West Africa and the Middle East. Additionally, some of our major international clients continue to invest in carbon capture and sequestration projects.

Our clients continue to focus on capital management, return on invested capital, free cash flow, and returning capital to their shareholders, however there are also indications that replacement of reserves is becoming an important topic. The companies adopting “value versus volume” metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. The Company expects increasing client activity levels in the coming years focused both on expanding oil and gas reserves and improving production volumes.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended September 30,
	2026		2025		$ Change	% Change
REVENUE:
Services	$96,007	73%	$101,125	75%	$(5,118)	(5)%
Product sales	36,070	27%	33,396	25%	2,674	8%
Total revenue	132,077	100%	134,521	100%	(2,444)	(2)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	75,007	78%	74,896	74%	111	0%
Cost of product sales, exclusive of depreciation expense shown below*	30,085	83%	30,005	90%	80	0%
Total cost of services and product sales	105,092	80%	104,901	78%	191	0%
General and administrative expense, exclusive of depreciation expense shown below	11,268	9%	10,688	8%	580	5%
Depreciation and amortization	3,724	3%	3,594	3%	130	4%
Other (income) expense, net	(72)	—%	(5,590)	(4)%	5,518	(99)%
OPERATING INCOME	12,065	9%	20,928	16%	(8,863)	(42)%
Interest expense	2,786	2%	2,650	2%	136	5%
Income before income taxes	9,279	7%	18,278	14%	(8,999)	(49)%
Income tax expense	3,816	3%	3,754	3%	62	2%
Net income	5,463	4%	14,524	11%	(9,061)	(62)%
Net income (loss) attributable to non-controlling interest	19	—%	285	—%	(266)	NM
Net income attributable to Core Laboratories Inc.	$5,444	4%	$14,239	11%	$(8,795)	(62)%

Other Data:
Current ratio (1)	2.191:1		2.370:1
Debt to EBITDA ratio (2)	1.726:1		1.184:1
Debt to Adjusted EBITDA ratio (3)	1.496:1		1.105:1

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

Return to Index

	Three Months Ended
	September 30, 2026		June 30, 2026		$ Change	% Change
REVENUE:
Services	$96,007	73%	$94,277	76%	$1,730	2%
Product sales	36,070	27%	30,332	24%	5,738	19%
Total revenue	132,077	100%	124,609	100%	7,468	6%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	75,007	78%	75,736	80%	(729)	(1)%
Cost of product sales, exclusive of depreciation expense shown below*	30,085	83%	25,635	85%	4,450	17%
Total cost of services and product sales	105,092	80%	101,371	81%	3,721	4%
General and administrative expense, exclusive of depreciation expense shown below	11,268	9%	10,953	9%	315	3%
Depreciation and amortization	3,724	3%	3,825	3%	(101)	(3)%
Other (income) expense, net	(72)	—%	(691)	(1)%	619	(90)%
OPERATING INCOME	12,065	9%	9,151	7%	2,914	32%
Interest expense	2,786	2%	2,846	2%	(60)	(2)%
Income (loss) before income taxes	9,279	7%	6,305	5%	2,974	47%
Income tax expense (benefit)	3,816	3%	507	—%	3,309	653%
Net income (loss)	5,463	4%	5,798	5%	(335)	(6)%
Net income (loss) attributable to non-controlling interest	19	—%	(158)	—%	177	NM
Net income (loss) attributable to Core Laboratories Inc.	$5,444	4%	$5,956	5%	$(512)	(9)%

Other Data:
Current ratio (1)	2.191:1		2.121:1
Debt to EBITDA ratio (2)	1.726:1		1.476:1
Debt to Adjusted EBITDA ratio (3)	1.496:1		1.304:1

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

Return to Index

	Nine Months Ended September 30,
	2026		2025		$ Change	% Change
REVENUE:
Services	$284,536	75%	$292,435	75%	$(7,899)	(3)%
Product sales	93,947	25%	95,830	25%	(1,883)	(2)%
Total revenue	378,483	100%	388,265	100%	(9,782)	(3)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	226,858	80%	221,929	76%	4,929	2%
Cost of product sales, exclusive of depreciation expense shown below*	81,678	87%	86,142	90%	(4,464)	(5)%
Total cost of services and product sales	308,536	82%	308,071	79%	465	0%
General and administrative expense, exclusive of depreciation expense shown below	36,939	10%	34,799	9%	2,140	6%
Depreciation and amortization	11,313	3%	10,981	3%	332	3%
Other (income) expense, net	(1,408)	—%	(6,222)	(2)%	4,814	(77)%
OPERATING INCOME	23,103	6%	40,636	10%	(17,533)	(43)%
Interest expense	8,523	2%	7,963	2%	560	7%
Income before income taxes	14,580	4%	32,673	8%	(18,093)	(55)%
Income tax expense	4,072	1%	7,411	2%	(3,339)	(45)%
Net income	10,508	3%	25,262	7%	(14,754)	(58)%
Net income (loss) attributable to non-controlling interest	(103)	—%	541	—%	(644)	NM
Net income attributable to Core Laboratories Inc.	$10,611	3%	$24,721	6%	$(14,110)	(57)%

Other Data:
Current ratio (1)	2.191:1		2.370:1
Debt to EBITDA ratio (2)	1.726:1		1.184:1
Debt to Adjusted EBITDA ratio (3)	1.496:1		1.105:1

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

Return to Index

Operating Results for the Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025 and June 30, 2026 and for the Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development and production of oil, gas and derived products outside the U.S. For the three months ended September 30, 2026, service revenue was $96.0 million, a decrease of 5% year-over-year and an increase of 2% sequentially. Year-over-year, revenue decreased primarily due to lower activity levels in the international markets. International revenue was negatively impacted by the Middle East Conflict that began in the first quarter of 2026 and the ongoing geopolitical conflict between Russia and Ukraine. The limited transit of crude oil through the Strait of Hormuz since the Middle East Conflict began has resulted in temporary supply-chain disruptions, delays and rerouting of crude oil and derived products, which has negatively impacted our laboratory assay services and regional studies. Sanctions previously discussed have disrupted the movement and trading patterns of crude oil and derived products as well as restricted our ability to perform services in certain international markets, primarily Russia. Additionally, demand for our well completion diagnostic services declined during the third quarter of 2026 due to delays in certain client projects in the Gulf of America. These effects were partially offset by higher revenue from reservoir rock and fluid analysis projects in the U.S. and South America during the three months ended September 30, 2026.

Sequentially, service revenue increased in several international regions, including the Middle East, for our laboratory assay services, reservoir fluid and rock analysis projects, however this was partially offset by decreased activity for our well diagnostic services in the U.S. markets, as previously discussed.

For the nine months ended September 30, 2026, service revenue was $284.5 million, a decrease of 3% compared to the same period in the prior year, primarily driven by a decline in the international markets due to the Middle East Conflict and the ongoing geopolitical conflict between Russia and Ukraine, and expanded sanctions as previously discussed. Additionally, severe weather events across North America, Europe, and the Mediterranean region occurring in the first quarter of 2026, negatively impacted certain operations and delayed our client activity in 2026.

Product Sales Revenue

Product sales are tied to both U.S. onshore drilling and completion activities and product sales to international markets. Product sales to international markets are typically sold and shipped in bulk, and revenue can vary from one quarter to another. For the three months ended September 30, 2026, product sales revenue was $36.1 million, an increase of 8% year-over-year and 19% sequentially. Year-over-year, revenue increased primarily due to the increased U.S. onshore drilling and completion activity and continued market penetration of our proprietary perforating products. The increase was partially offset by a lower level of bulk product sales to international markets in 2026.

Sequentially, the increase was primarily due to 1) an increase in demand for completion product sales in the U.S. onshore and certain international markets; 2) the growing adoption of our proprietary perforating products in the U.S. land market; and 3) a higher level of shipments of manufactured laboratory instrumentation during the current quarter.

For the nine months ended September 30, 2026, product sales revenue was $93.9 million, a decrease of 2% compared to the same period in the prior year, primarily due to large shipments of manufactured laboratory instrumentation sales and bulk product sales to international markets that occurred in 2025, which did not repeat in 2026. These declines in instrumentation and international product sales were partially offset by increased product sales in the U.S. onshore markets in 2026 compared to 2025, as previously discussed.

Return to Index

Cost of Services, excluding depreciation

Cost of services was $75.0 million for the three months ended September 30, 2026, which was relatively flat year-over-year and a decrease of 1% sequentially. Cost of services expressed as a percentage of service revenue was 78% for the three months ended September 30, 2026, compared to 74% for the same period in the prior year and 80% for the prior quarter. The year-over-year increase in cost of services as a percentage of service revenue was driven by lower revenue as a result of the geopolitical conflicts and expanded sanctions while the Company has continued to carry most of the costs. Cost reduction initiatives have been implemented which helped mitigate the impact on profitability.

Sequentially, cost of services as a percentage of service revenue improved primarily due to higher revenue and slight decrease in costs as a result of cost reduction initiatives as discussed above.

For the nine months ended September 30, 2026, cost of services was $226.9 million, an increase of 2% compared to the same period in the prior year. Cost of services expressed as a percentage of service revenue increased to 80% from 76% when compared to the same period in the prior year. The increases are primarily due to lower revenue as a result of the geopolitical conflicts and associated sanctions, as discussed above.

Cost of Product Sales, excluding depreciation

Cost of product sales was $30.1 million for the three months ended September 30, 2026, which was relatively flat year-over-year and an increase of 17% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 83% for the three months ended September 30, 2026, compared to 90% for the same period in the prior year and 85% in the prior quarter. The year-over-year improvement in cost of product sales as a percentage of product sales revenue was primarily driven by internal initiatives to improve manufacturing efficiencies and the benefit of tariff refunds in 2026. In 2025, the cost of product sales included tariff costs on certain imported materials, along with a write-down of certain inventory, which did not recur in the third quarter of 2026.

Sequentially, the increase in cost of product sales is in line with the increase in product sales. Cost of product sales expressed as a percentage of product sales revenue improved due to absorption of fixed costs on a higher revenue base and benefited from continued internal initiatives to improve manufacturing efficiencies, as discussed above.

For the nine months ended September 30, 2026, cost of product sales was $81.7 million, a decrease of 5% compared to the same period in the prior year. Cost of product sales expressed as a percentage of product sales revenue was 87% for the nine months ended September 30, 2026, compared to 90% for the same period in the prior year. The decrease in cost of product sales and improvement on cost of product sales as a percentage of product sales revenue was achieved in 2026 due to the internal initiatives to improve manufacturing efficiencies and an inventory write-down recorded in the prior year that did not recur in the current year. Additionally, cost of product sales was lower due to tariff refunds received in 2026 associated with tariff cost on certain imported material incurred in 2025.

General and Administrative Expense, excluding depreciation

General and administrative (“G&A”) expense includes corporate management and centralized administrative services that benefit our operations.

G&A expense for the three months ended September 30, 2026, was $11.3 million, which increased $0.6 million year-over-year and $0.3 million sequentially. The year-over-year increase was primarily due to changes in employee compensation and contract labor costs in these periods. Sequentially, the increase was primarily due to a higher loss of $0.3 million associated with changes in market value on the Company’s investment in corporate life insurance policies.

For the nine months ended September 30, 2026, G&A expense was $36.9 million, an increase of $2.1 million year-over-year. The year-over-year increase was primarily due to a reversal of stock compensation expense of $1.7 million recorded in 2025 to

Return to Index

align with achievement of certain performance conditions, and no such adjustments in 2026, and higher contract labor costs recorded in 2026 compared to the same period in 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2026, was $3.7 million, compared to $3.6 million in 2025 and $3.8 million in the prior quarter. Depreciation and amortization expense for the nine months ended September 30, 2026, was $11.3 million, compared to $11.0 million in 2025. The increases in depreciation and amortization expense for the three and nine months ended September 30, 2026, compared to the prior year periods were primarily due to higher spending in capital expenditures to replace fully depreciated assets. Sequentially, the slight decrease was primarily due to fixed asset disposals during the second quarter of 2026.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gain on sale of assets	$(57)	$(146)	$(1,277)	$(369)
Results of non-consolidated subsidiaries	135	194	399	401
Foreign exchange (gain) loss, net	548	354	1,147	841
Return on pension assets and other pension costs	(339)	(312)	(1,034)	(893)
Assets write-down, loss on lease termination and other exit costs	—	—	639	707
Insurance recovery - business interruption and costs	(186)	(52)	(361)	(1,031)
Insurance recovery, net - property, plant and equipment	—	(5,253)	—	(6,830)
Severance and other charges	—	—	—	2,256
Other, net	(173)	(375)	(921)	(1,304)
Total other (income) expense, net	$(72)	$(5,590)	$(1,408)	$(6,222)

As a result of our continuous efforts in consolidating and exiting certain facilities in the U.S. and other international locations for operational efficiency, we sold property in Tulsa, Oklahoma for a net gain of $0.9 million during the nine months ended September 30, 2026. In addition, we recognized write-downs of leasehold improvements, right of use assets and other assets and incurred lease termination and other exit costs of $0.6 million and $0.7 million during the nine months ended September 30, 2026 and 2025, respectively.

In February 2024, we had a fire incident at our Aberdeen, U.K. facility, and we have recorded insurance recovery associated with business interruption and other associated costs of $0.1 million and $1.0 million during the three and nine months ended September 30, 2025, respectively.

Additionally, we recorded a net insurance recovery associated with loss on property and assets of $5.3 million and $6.8 million during the three and nine months ended September 30, 2025, respectively. Core Lab reached final settlement with the insurance company in September 2025.

In January 2026, we had storm damage at one of our laboratory facilities in Europe, and we have recorded a partial insurance settlement associated with business interruption and other associated costs of $0.2 million and $0.4 million during the three and nine months ended September 30, 2026, respectively.

Return to Index

Foreign exchange (gain) loss, net for the primary currencies in which we operate and those with a material effect for the period presented is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
British Pound	$78	$(48)	$52	$(108)
Canadian Dollar	(4)	43	27	(11)
Euro	120	(30)	81	772
Indonesian Rupiah	34	100	215	133
Russian Ruble	500	144	432	(189)
Other currencies, net	(180)	145	340	244
Foreign exchange (gain) loss, net	$548	$354	$1,147	$841

Interest Expense

Interest expense for the three months ended September 30, 2026, was $2.8 million compared to $2.7 million in 2025 and $2.8 million in the prior quarter. For the nine months ended September 30, 2026, interest expense increased to $8.5 million compared to $8.0 million in 2025. For the three and nine months ended September 30, 2026, the year-over-year increase in interest expense is primarily due to higher variable interest rates on the $50.0 million delayed draw term loan that was used to retire the fixed rate $45.0 million 2021 Senior Notes Series A in the first quarter of 2026. This was partially offset by lower average borrowings and interest rates on our revolving credit facility.

Sequentially, the slight decrease in interest expense was primarily due to lower average borrowings on our revolving credit facility and delayed draw term loan in the third quarter of 2026.

Income Tax Expense

The Company recorded an income tax expense of $3.8 million and $4.1 million for the three and nine months ended September 30, 2026, compared to income tax expense of $3.8 million and $7.4 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2026, was 41.1% and 27.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was 20.5% and 22.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2026 was primarily impacted by the jurisdictional earnings mix subject to tax for the period. The effective tax rate for the three and nine months ended September 30, 2025, was primarily impacted by the jurisdictional earnings mix subject to tax for the period, changes in uncertain tax positions in certain jurisdictions and discrete expenses in the period.

Segment Analysis

We operate our business in two segments. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by operating segment (in thousands):

Return to Index

	Three Months Ended						Year-Over-Year	Sequential
	September 30, 2026		September 30, 2025		June 30, 2026		% Change	% Change
REVENUE:
Reservoir Description	$84,318	64%	$88,224	66%	$78,747	63%	(4)%	7%
Production Enhancement	47,759	36%	46,297	34%	45,862	37%	3%	4%
Consolidated	$132,077	100%	$134,521	100%	$124,609	100%	(2)%	6%
OPERATING INCOME:
Reservoir Description *	$7,703	9%	$16,574	19%	$3,678	5%	(54)%	109%
Production Enhancement *	4,327	9%	4,379	9%	5,228	11%	(1)%	(17)%
Corporate and Other (1)	35	0%	(25)	0%	245	0%	NM	NM
Consolidated	$12,065	9%	$20,928	16%	$9,151	7%	(42)%	32%

* Percentage, which represents operating margins, is based on operating income divided by applicable revenue rather than total revenue.
"NM" means not meaningful
(1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

	Nine Months Ended September 30,				Year-over-year
	2026		2025		% Change
REVENUE:
Reservoir Description	$244,996	65%	$255,401	66%	(4)%
Production Enhancement	133,487	35%	132,864	34%	0%
Consolidated	$378,483	100%	$388,265	100%	(3)%
OPERATING INCOME:
Reservoir Description *	$12,527	5%	$31,116	12%	(60)%
Production Enhancement *	10,359	8%	9,030	7%	15%
Corporate and Other (1)	217	0%	490	0%	NM
Consolidated	$23,103	6%	$40,636	10%	(43)%

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

Revenue from the Reservoir Description operating segment of $84.3 million for the three months ended September 30, 2026 decreased 4% year-over-year and increased 7% sequentially. Year-over-year, revenue decreased in several international regions as a result of the continued conflicts in the Middle East, and between Russia and Ukraine, as well as the expanded sanctions previously discussed which have disrupted client activity and demand for our laboratory assay work and regional studies. These effects were partially offset by higher revenue from reservoir rock and fluid analysis projects in the U.S. and South America during the three months ended September 30, 2026.

Sequentially, activities and projects by our international clients increased, resulting in higher demand for our laboratory assay work, as well as reservoir rock and fluid analysis projects in several international regions. Additionally, the current quarter includes a higher level of manufactured laboratory instrumentation sales.

Revenue from the Reservoir Description operating segment of $245.0 million for the nine months ended September 30, 2026, decreased 4% from the same period in the prior year. The decrease in revenue was primarily due to 1) the Middle East Conflict that began in the first quarter of 2026; 2) the ongoing geopolitical conflict in Russia and Ukraine, including sanctions that were expanded significantly in the fourth quarter of 2025; and 3) the shipments of manufactured laboratory instrumentation sales that

Return to Index

occurred in 2025 which did not repeat in 2026. The decreases in 2026, described above, were partially offset by higher reservoir rock and fluid analysis projects in the U.S.

Operating income of $7.7 million for the three months ended September 30, 2026, decreased year-over-year by $8.9 million and increased $4.0 million sequentially. Operating margins were 9% for the three months ended September 30, 2026, compared to 19% for the same period in the prior year, and 5% sequentially. Year-over-year, the decrease in operating income and operating margins was primarily attributable to 1) decremental revenue of $3.9 million with high decremental margins primarily caused by the geopolitical conflicts mentioned above; and 2) a gain on insurance recovery in prior year of $5.3 million recorded in 2025, compared to $0.2 million gain on insurance recovery in 2026.

Sequentially, the increase in operating income and operating margins was primarily driven by the incremental revenue of $5.6 million due to recovery of activity levels in the Middle East and other international locations, as discussed above.

Operating income of $12.5 million for the nine months ended September 30, 2026, decreased $18.6 million from the same period in the prior year. Operating margins were 5% for the nine months ended September 30, 2026, compared to 12% for the same period in the prior year. The decreases in operating income and operating margins were primarily attributable to 1) decremental revenue of $10.4 million primarily caused by the conflicts discussed above; and 2) a prior year insurance recovery of $7.9 million recorded in the nine months ended September 30, 2025 compared to $0.4 million recorded in 2026.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional oil and gas reservoirs in the U.S. as well as conventional projects across the globe. U.S. onshore drilling and completion activities typically experience a seasonal decline at end of the year with activity levels increasing at the beginning of the year. Average rig count in the U.S. onshore market for the three months ended September 30, 2026, increased by approximately 10% year-over-year and 7% sequentially. International average rig count increased by 3% year-over-year and 5% sequentially.

Revenue from the Production Enhancement operating segment of $47.8 million for the three months ended September 30, 2026, increased 3% year-over-year and 4% sequentially. Year-over-year, the increase was primarily driven by continued growth in completion and proprietary perforating product sales in the U.S. onshore market, however this was partially offset by lower revenue from our well diagnostic services in 2026 compared to the same period in 2025. The decrease in well diagnostic services during the third quarter of 2026 was primarily the result of delays in certain client projects in the Gulf of America.

Sequentially, the increase was driven by higher demand for completion and proprietary perforating products in both the U.S. onshore and certain international markets. The increased revenue was partially offset by a decrease in well completion diagnostic services during the third quarter of 2026 due to delays in certain client projects in the Gulf of America.

Revenue from the Production Enhancement operating segment of $133.5 million for the nine months ended September 30, 2026, remained relatively flat compared to the same period in the prior year. The increase in completion and proprietary perforating product sales revenue was substantially offset by a lower level of product sales to international markets and a decline in well completion diagnostic services in 2026 as discussed above.

Operating income of $4.3 million for the three months ended September 30, 2026, was relatively flat year-over-year, and decreased compared to $5.2 million sequentially. Operating margins for the three months ended September 30, 2026, were 9%, compared to operating margins of 9% year-over-year and 11% sequentially. Year-over-year, the operating income and margins were relatively flat despite a 3% increase in revenue. In 2026, the revenue mix includes a higher volume of product sales which have lower margins and lower well diagnostic service revenue which generates higher margins. Furthermore, the cost of raw materials and supplies increased in 2026 compared to 2025. Additionally, there were inventory write-downs recorded in 2025 and no similar transactions in 2026.

Return to Index

Sequentially, the decrease in operating income and margins despite higher revenue was primarily due to 1) changes in revenue mix with higher product sales and a lower level of diagnostic services, which yield higher margins; and 2) higher refund of tariffs received in the prior quarter.

Operating income of $10.4 million for the nine months ended September 30, 2026, increased $1.3 million compared to the same period in the prior year. Operating margins for the nine months ended September 30, 2026 of 8% improved from 7% in the same period in the prior year. The increase in operating income and margins was primarily due to 1) refund of tariffs received in 2026; and 2) charges associated with employee severance, facility consolidation and inventory write-downs recorded in 2025 and no similar transactions in 2026. These improvements were partially offset by an increase in the cost of raw materials and supplies in 2026 when compared to 2025.

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

Cash Flows

As of September 30, 2026, we had $21.4 million of cash and cash equivalents, compared to $22.7 million of cash and cash equivalents at December 31, 2025. As of September 30, 2026, $20.4 million of our $21.4 million of cash was held by our foreign subsidiaries.

Cash flows from operating activities were $16.7 million for the nine months ended September 30, 2026, compared to $29.1 million for the same period in the prior year. The decrease compared to the same period in the prior year was primarily due to lower profitability during 2026, which has been primarily impacted by the Middle East Conflict which began in the first quarter of 2026 and expanded sanctions on Russia, as discussed above. In 2026, the cost of certain raw materials used in the manufacturing of completion and perforating products increased, resulting in higher levels of inventory.

Other sources of cash during the nine months ended September 30, 2026, include receipt of $3.1 million from the sale of assets, primarily associated with sales of property in Tulsa, Oklahoma of $1.2 million and machinery of $1.4 million. See also “Credit Facility, Senior Notes and Available Future Liquidity” below regarding a net increase in our debt of $1.8 million.

Uses of cash during the nine months ended September 30, 2026 primarily include: 1) total capital expenditures of $14.4 million, which includes $3.0 million related to the rebuilding of the facility and replacement of assets damaged in the Aberdeen, U.K. fire incident which have been covered by insurance proceeds received in 2025; 2) share repurchases of $7.7

Return to Index

million, which includes payments related to personal tax liabilities of participants in our stock-based compensation plan; and 3) quarterly dividends paid of $1.4 million.

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

	Nine Months Ended September 30,
	2026	2025
Free cash flow calculation:
Net cash provided by operating activities	$16,743	$29,085
Less: Cash paid for capital expenditures - operations	(11,381)	(8,265)
Free cash flow	$5,362	$20,820

Free cash flow for the nine months ended September 30, 2026 was $5.3 million compared to $20.8 million for the same period in 2025. The net cash provided by operating activities of $16.7 million during the nine months ended September 30, 2026 compared to $29.1 million for the same period in 2025 was primarily due to the factors as discussed in cash flow from operating activities above. Capital expenditures - operations, which exclude capital expenditures of $3.0 million associated with the Aberdeen, U.K. fire incident that are covered by insurance, increased by $3.1 million during the nine months ended September 30, 2026 compared to the same period in the prior year.

Credit Facility, Senior Notes and Available Future Liquidity

We, along with our direct subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. (“CLIH”), have a secured credit facility for an aggregate borrowing commitment of $150.0 million with a $50.0 million “accordion” feature (“Credit Facility”). Draws up to $100.0 million are available in the form of a revolving credit facility, and a single draw of $50.0 million was made in the form of a delayed draw term loan on January 12, 2026. The $50.0 million proceeds from the delayed draw term loan were primarily used to retire $45 million of the senior notes which matured on January 12, 2026, as discussed below. As of September 30, 2026, the Credit Facility has an available borrowing capacity of approximately $81.6 million.

Additionally, we along with CLIH as issuer, have senior notes outstanding that were issued through private placement transactions (“Senior Notes”). On January 12, 2026, we repaid the 2021 Senior Notes Series A with aggregate principal amount of $45.0 million upon the maturity date with the single draw of $50.0 million from the delayed draw term loan.

These debt instruments are summarized in the following table (in thousands):

Return to Index

	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Revolving Credit Facility	Variable	July 22, 2029	$1,000	$3,000
Delayed Draw Term Loan	Variable	July 22, 2029	48,750	—
2021 Senior Notes Series A (1)	4.09%	January 12, 2026	—	45,000
2021 Senior Notes Series B (1)	4.38%	January 12, 2028	15,000	15,000
2023 Senior Notes Series A (2)	7.25%	June 28, 2028	25,000	25,000
2023 Senior Notes Series B (2)	7.50%	June 28, 2030	25,000	25,000
Total long-term debt			114,750	113,000
Less: Debt issuance costs			(2,303)	(2,745)
Long-term debt, net			$112,447	$110,255

(1) Interest is payable semi-annually on June 30 and December 30.

(2) Interest is payable semi-annually on March 28 and September 28.

See Note 6 - Long-term Debt, net of the Notes to the Interim Consolidated Financial Statements for additional information regarding the terms and financial covenants of the Credit Facility and the Senior Notes.

In accordance with the terms of the Credit Facility, our interest coverage ratio is 5.608 and our leverage ratio is 1.496 each for the period ended September 30, 2026. We are in compliance with all covenants contained in our Credit Facility and Senior Notes as of September 30, 2026. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

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

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in Item 9A. “Controls and Procedures” of Core Laboratories Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of shares of our common stock, par value $0.01, that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
July 1-31, 2026	358	$11.57	—	—
August 1-31, 2026	23,427	$11.21	—	—
September 1-30, 2026	64,088	$12.25	—	—
Total	87,873	$11.97	—

(1)
During the three months ended September 30, 2026, we repurchased 83,555 shares in the open market. Additionally, 4,318 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award. The repurchase of shares in the open market is at the discretion of our Board of Directors and management.
(2)
The Company does not have a publicly announced share repurchase program; however, it does from time to time undertake share repurchases in the open market at the discretion of Company management and with prior authorization from the Board of Directors.

Return to Index

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Regulation S-K.

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

CORE LABORATORIES INC.

Date:	October 29, 2026	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index